Form 10-K
period 1993-12-31
BUTLER MANUFACTURING CO
filed 1994-03-25
CIK 15840

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                      Annual Report Pursuant to Section 13
                     of The Securities Exchange Act of 1934
                                 (Fee Required)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                          BUTLER MANUFACTURING COMPANY
                          BMA TOWER, PENN VALLEY PARK
                               (P.O. BOX 419917)
                       KANSAS CITY, MISSOURI  64141-0917
                           TELEPHONE:  (816) 968-3000

                     Incorporated in the State of Delaware

                           COMMISSION FILE NO. 0-603

                              IRS NO.  44-0188420


   The Company has no securities registered pursuant to Section 12(b) of the Act. The only class of stock outstanding consists of Common Stock having no par value, 4,772,316 shares of which were outstanding at December 31, 1993. The Common Stock is registered pursuant to Section 12(g) of the Act.

   The aggregate market value of the Common Stock of the Company held by non-affiliates, based upon the last sales price of such stock on February 17, 1994 was $114,716,754.

   The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to such filing requirements for the past 90 days.

   As indicated by the following check mark, disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein and will not be contained to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K: /x/

   The following documents are incorporated herein by reference:

   (1)Butler Manufacturing Company 1993 Annual Report, pages 12 through 28 (the "Annual Report" incorporated into Part II).

   (2)Butler Manufacturing Company Notice of Annual Meeting and Proxy Statement, dated March 9, 1994 (the "Proxy Statement" incorporated into Parts I and III).

                          BUTLER MANUFACTURING COMPANY

                                   FORM 10-K

                                _______________


                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                                                                    CONTENTS

PART I                                                                                                   Page
                                                                                                         ----
Item 1.      Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3

Item 2.      Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6

Item 3.      Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        7

Item 4.      Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . .        7

PART II

Item 5.      Market for Registrant's Common Equity
             and Related Stockholder Matters  . . . . . . . . . . . . . . . . . . . . . . . . . .        7

Item 6.      Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        7

Item 7.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations  . . . . . . . . . . . . . . . . . . .        8

Item 8.      Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . .        8

Item 9.      Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . .        8

PART III

Item 10.     Directors and Executive Officers of the Registrant   . . . . . . . . . . . . . . . .        8

Item 11.     Executive Compensation   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        9

Item 12.     Security Ownership of Certain Beneficial
             Owners and Management  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        9

Item 13.     Certain Relationships and Related Transactions   . . . . . . . . . . . . . . . . . .        9

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports
             on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        10

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        13

CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS . . . . . . . . . . . . . . . . . . . . . . .        14

FINANCIAL STATEMENT SCHEDULES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        S-1

                                     PART I

Item 1.  Business

(a) General Development of Business

      The Company was founded as a partnership in 1901. It was incorporated in Missouri in 1902 and reincorporated in Delaware in 1969. Its corporate headquarters are located in Kansas City, Missouri, and principal plants and offices are operated throughout the continental United States. Principal international operations are conducted through Butler Building Systems, Ltd., a wholly owned United Kingdom subsidiary acquired in 1991, and a Saudi Arabian joint venture.

      The Company and its subsidiaries are primarily engaged in the design, manufacture and sale of systems and components for nonresidential structures. Products and services fall into three principal business segments: (1) Building Systems, consisting primarily of custom designed and pre-engineered steel and wood frame building systems for commercial, community, industrial and agricultural uses; (2) Construction and construction management services for purchasers of large, complex or multiple site building projects; and (3) Other Building Products for low, medium and high-rise nonresidential buildings, consisting primarily of curtain wall and storefront systems, skylights and roof vents. This group also includes the manufacture and sale of grain storage bins and the distribution of grain handling and conditioning equipment.

      The Company's products are sold primarily through numerous independent dealers. Other Company products are sold through a variety of distribution arrangements.

(b) Financial Information about Industry Segments

      The information required by Item 1(b) is hereby incorporated by reference to page 21 and 22 of the Company's Annual Report furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13.0 to this report (see also items 6, 7, and 8 of this report).

(c) Narrative Description of Business

Building Systems
      The Company's largest segment, Building Systems, includes the U.S. steel and wood frame pre-engineered building systems; a 100% wholly owned United Kingdom subsidiary (Butler Building Systems, Ltd.); and a 30% owned Saudi Arabian joint venture (Saudi Building Systems, Ltd.), all of which manufacture and market pre-engineered steel frame building systems; Butler Real Estate, Inc. a real estate developer; and a 45% owned Japanese joint venture marketing pre-engineered building systems to Japanese firms to meet their U.S. and international building requirements.

      The Company's building systems consist primarily of custom designed and pre-engineered one to five-story steel and one to two-story wood framed buildings for commercial, community, industrial and agricultural uses such as office buildings, manufacturing facilities, warehouses, schools, shopping centers and farm buildings. Principal product components of the systems are structural members and a variety of pre-engineered wall and roof components. These are fabricated according to standard or customer specifications and shipped to building sites for assembly by independent dealers.

      Building components are manufactured in plants located at Galesburg and Charleston, Illinois; Laurinburg, North Carolina; Birmingham, Alabama;
Visalia, California; Annville, Pennsylvania; San Marcos, Texas; Lester Prairie, Minnesota; and Clear Brook, Virginia.

      Butler Building Systems, Ltd. manufactures and markets the Company's pre-engineered steel frame buildings primarily for the United Kingdom and European markets from its facility in Kirkcaldy, Scotland. Saudi Building Systems, Ltd. manufactures and markets pre-engineered steel frame buildings for Middle Eastern markets at manufacturing facilities located in Jeddah, Saudi Arabia. The Company serves the Canadian market through a branch office in Burlington, Ontario.

      Building Systems' products are distributed throughout the world by independent Butler dealers. The dealers provide construction services and in many cases complete design and engineering capabilities.

      Nonresidential pre-engineered buildings compete with ordinary forms of building construction in the low-rise commercial, community, industrial and agricultural markets. Competition is primarily based upon cost, time of construction, appearance, thermal efficiency and other specific customer requirements.

      The Company also competes with numerous pre-engineered steel frame building manufacturers doing business within the United States, Canada, and the United Kingdom. Approximately four of these manufacturers account for the majority of industry sales. The Company believes that its 1993 sales of steel frame pre-engineered buildings within the United States exceeded those of any other nonresidential steel frame pre-engineered buildings manufacturer, with its next largest competitors being Varco-Pruden Buildings, a division of United Dominion Industries Ltd., Ceco and Star Buildings Systems combined, a division of Robertson - Ceco Corporation, and American Buildings Company. Competition among manufacturers of pre-engineered buildings is based primarily upon price, service, product design and performance, and marketing capabilities.

      The Company's Lester wood frame buildings business ranks second in sales to the industry leader, Morton Buildings, Inc., a major manufacturer which sells direct to the end user.

      Butler Real Estate, Inc., a wholly-owned subsidiary of the Company, provides real estate development services in cooperation with Butler dealers. On the basis of commitments to lease obtained from credit worthy customers, Butler Real Estate, Inc. acquires building sites, arranges with Butler dealers for construction of project improvements, and then sells the completed projects to investors.

      BMC Real Estate, Inc., a wholly-owned subsidiary of the Company, participates solely in four land development ventures. Three of the ventures are partnerships with ownership interests ranging from 35% to 50%. The fourth venture is wholly-owned.

Construction Services
      The Company's Construction Services segment consists of a wholly-owned construction subsidiary, BUCON, Inc. which provides comprehensive design, planning, execution and construction management services to major purchasers of construction. Revenues of the segment are derived primarily from general contracting. In addition, the Construction Services segment performs "furnish and erect" and "materials only" subcontracts using products from several Company divisions, predominantly the Company's Buildings Division. Competition is primarily based upon price, time necessary to complete a project, design, and product performance. Construction Services competes with national, regional, and local general contracting firms, and whenever possible, performs projects in conjunction with independent Butler dealers.

Other Building Products
      This segment includes the operations of the Vistawall, Walker and Grain Systems Divisions. The Walker business was sold December 6, 1993. The Vistawall business designs, manufactures and markets architecturally oriented component systems for the nonresidential construction market. The Grain Systems' business manufactures and markets grain storage bins and also distributes grain conditioning and handling equipment.

      The Vistawall Division designs, manufactures and sells aluminum curtain wall systems for mid and high-rise office markets, and entry doors and other standard storefront products for low-rise retail and commercial markets. The products are distributed on a material supply basis to either curtain wall erection subcontractors or general contractors, and through distribution warehouses to glazing contractors for the storefront and entry door products. Manufacturing and distribution facilities are located in Lincoln, Rhode Island; Atlanta, Georgia; Modesto and Hayward, California; Cincinnati, Ohio; Terrell, Houston and Dallas, Texas; Orlando and Tampa, Florida; Washington, D.C.; Chicago, Illinois; and St. Louis, Missouri. The Division operates in highly competitive markets with other national manufacturers which operate multiple plants and distribution facilities, and with regional manufacturers. Competition is primarily based on cost, delivery capabilities, appearance and other specific customer requirements.

      The Vistawall Division at its Terrell, Texas location also designs, manufactures and installs Naturalite skylights of all types, from the more standard designs used in commercial and industrial buildings, to highly complex engineered solutions for monumental building projects. In addition, the Division designs and manufactures roof accessories, such as smoke and heat vents, for conventional and pre-engineered buildings. The Division markets its Naturalite products through its existing independent representative organization. There are numerous competitors in this industry with competition primarily based on price, engineering and installation capabilities, delivery, and other specific customer requirements.

      The Walker Division, which was sold to The Wiremold Company in December, 1993, manufactured a full array of power, lighting, electronics and communication distribution systems for office, retail, and institutional buildings. Principal products consisted of underfloor duct and cellular floor systems.

The Grain Systems Division manufactures and markets grain storage bins from its Kansas City, Missouri plant. It also distributes grain conditioning and handling equipment. The Division's products are sold primarily to farmers and commercial grain elevators through a nationwide network of independent dealers. Products are also manufactured for export. Grain systems are sold in highly competitive markets in direct competition with national companies and smaller regional manufacturers. Competition is principally based on price, delivery schedules, and product performance.

Manufacturing and Materials
      The Company's manufacturing operations include most conventional metal fabricating operations, such as punching, shearing, welding, extruding and forming of sheet and structural steel and aluminum. The Company also operates painting and anodizing lines for structural steel and aluminum components, respectively. Wood frame manufacturing operations include sawing and truss fabrication. The principal materials used in the manufacture of the Company's products include steel, aluminum, wood, and purchased parts. All materials are presently available to the Company in sufficient quantities to meet current needs.

Seasonal Business
      Historically, the Company's sales and net earnings have been affected by cycles in the general economy which influence nonresidential construction markets (see in particular Item 7 of this report). In addition, the Company's sales usually reach a peak during the summer when construction activity is highest. Sales for the first, second, third and fourth quarters of 1993 were $111 million, $145 million, $164 million and $156 million, respectively.

Backlog
      The Company's backlog of orders believed to be firm was $140 million at December 31, 1993 and $117 million at December 31, 1992 (excluding the Walker Division backlog). The Construction Services segment, where margins are significantly lower than those associated with product sales, accounted for $26 million of the year-end 1993 backlog and $20 million of the year-end 1992 backlog.

Employees
      At December 31, 1993 the Company employed 3,064 persons, 2,248 of whom were non-union employees, and 816 were hourly paid employees who were members of five unions. At December 31, 1992 the Company employed 3,169 persons.
A labor agreement with the union at the Buildings Division Birmingham, Alabama plant will expire in 1994.

Item 2.    Properties

      The principal plants and physical properties of the Company consist of the manufacturing facilities described under item 1, and the Company's executive offices in Kansas City. The 142,000 square foot Vistawall facility located in Lincoln, Rhode Island which has light manufacturing and fabrication operations is classified under "Assets held for sale". The 144,000 square foot Garland, Texas facility previously used for the operations of Naturalite is owned subject to a $2.7 million deed of trust. This facility is currently under a lease agreement with an option to purchase on January 1, 1995 and is recorded in "Investments and other assets". Both properties are described in the "Restructuring and Dissolution of Businesses" footnote on page 21 in the
Company's Annual Report.   Through a subsidiary, the Company also owns a land
development venture with property located on a 108 acre site in San Marcos, Texas. The property is recorded in "Assets held for sale" and described in the "Real Estate Subsidiaries" footnote on page 21 in the Company's Annual Report. All other plants and offices described under item 1 are utilized by the Company and are generally suitable and adequate for the business activity conducted therein, and have production capacities sufficient to meet current and foreseeable needs.

     Except for leased facilities listed below, all of the Company's principal plants and offices are owned subject to the security interest of a Bank Loan described on page 26 in the Company's Annual Report:

(1) Leased space used for the Company's executive offices in Kansas City, Missouri (104,524 sq. ft. lease expiring in the year 2001 with an option to renew).

(2) Leased space used for the Vistawall Division plant in Terrell, Texas (145,000 sq. ft. and 121,000 sq. ft. with leases expiring in 2006 and 1995, respectively, both containing options to renew), and fabrication and distribution facilities in Dallas and Houston, Texas; St. Louis, Missouri; Chicago, Illinois; Washington, D.C.; Cincinnati, Ohio; Atlanta, Georgia; Orlando and Tampa, Florida; and Modesto and Hayward, California (231,000 sq. ft. leased with various expiration dates).

Item 3.    Legal Proceedings.

      There are no material legal or environmental proceedings pending as of March 9, 1994. Proceedings which are pending consist of matters normally incident to the business conducted by the Company and taken together do not appear to be material.

Item 4.    Submissions of Matters to a Vote of Security Holders.

      No matters have been submitted to a vote of stockholders since the last annual meeting of shareholders on April 20, 1993.


                                    PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
           Matters.

      Incorporated by reference to the information under "Quarterly Financial Information (Unaudited)", "Price Range of Common Stock (Unaudited)" and "Historical Review 1993-1989" on pages 27 and 28 of the Annual Report.

Item 6.    Selected Financial Data.

      Incorporated by reference to the information under "Historical Review 1993-1989" on page 28 of the Annual Report.

Item 7.    Management's Discussion and Analysis of Financial Condition and
            Results of Operations.

      Incorporated by reference to the information under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 12 through 14 of the Annual Report.

Item 8.    Financial Statements and Supplementary Data.

      Incorporated by reference to the consolidated financial statements and related notes on pages 15 through 27 of the Annual Report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure.

      Not applicable.


                                    PART III

Item 10.     Directors and Executive Officers of the Registrant.

      Information as to Directors is incorporated herein by reference to pages 3 through 5 of the Proxy Statement. The Executive Officers, their ages, their positions and offices with the Company and their principal occupations during the past five years are shown below:

Corporate Executive Officers

Robert H. West - age 55, Chairman of the Board and Chief Executive Officer; Chairman of the Executive Committee and member of the Board Organization Committee. He joined the Company in 1968, became President in 1978 and Chairman of the Board in 1986. Mr. West is a director of Commerce Bancshares, Inc., Santa Fe Pacific Corp., Kansas City Power & Light Company, and St. Luke's Hospital. He is a trustee of the University of Missouri at Kansas City.

Donald H. Pratt - age 56, President; member of the Executive Committee. He joined Butler in 1965, became Executive Vice President in 1980, and President of the Company in 1986. Mr. Pratt is also a director of Union Bancshares, Inc., Wichita, Kansas, and is a trustee of the Kansas City Art Institute and Midwest Research Institute.

Richard O. Ballentine - age 57, Vice President, General Counsel, and Secretary since 1978. He joined Butler in 1975 as Vice President - Legal.

Dennis S. Brown - age 48, Vice President - Corporate Development since 1993. He joined Butler in 1975 and became President, Walker Division in 1988.

John T. Cole - age 43, Controller since 1990. He joined Butler in 1977 and previously was Corporate Audit Manager.

John J. Holland - age 43, Vice President - Finance since 1990. He joined Butler in 1980 and became Vice President - Controller in 1986.

John W. Huey - age 46, Vice President - Administration since 1993 and

Assistant Secretary since 1987. He joined Butler in 1978 and was previously Assistant General Counsel.

Larry C. Miller - age 37, Treasurer since 1989. He joined Butler in 1980 and became Assistant Treasurer in 1985.

Division Executive Officers

Moufid (Mike) Alossi - age 51, President, Butler World Trade since 1993. He joined Butler in 1968 and previously was Vice President-International Sales and Marketing.

William D. Chapman - age 51, President, International Operations since 1992. He joined Butler in 1979 and was previously Vice President, International Operations.

Thomas J. Hall - age 48, President, Butler Real Estate, Inc. since 1991. He joined Butler in 1969, and was named Vice President and General Manager of Butler Real Estate, Inc. in 1987.

Larry D. Hayes - age 55, President, Lester Building Systems Division since 1991. He joined Butler in 1975 and previously was President, Rural Systems Division.

Richard S. Jarman - age 47, President, Buildings Division since 1986. He joined Butler in 1974.

William L. Johnsmeyer - age 46, President Butler Construction (Bucon, Inc.) since 1990. He joined Butler in 1982 became President, Walker Division in 1984.

Robert J. Kronschnabel - age 58, Vice President and General Manager, Grain Systems Division since 1991. He joined Butler in 1979 and was previously President, Naturalite/EPI.

Nelson R. Markel - age 47, Managing Director, Butler Building Systems. Ltd. since 1991 and was previously Marketing Manager, Buildings Division.

Ronald F. Rutledge - age 52, President Vistawall Division since 1984 when he joined Butler.

Item 11.   Executive Compensation.

      Incorporated by reference to the information under "Report on Executive Compensation", "Summary Compensation Table" and "Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table" on pages 7 through 10 of the Proxy Statement.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

      Incorporated by reference to the information under "Beneficial Ownership Table" on pages 13 and 14 of the Proxy Statement.

Item 13.   Certain Relationships and Related Transactions.

      Incorporated by reference to the information under "Election of Class B Directors" on pages 2 through 9 and "Report on Executive Compensation" in the Proxy Statement.

                                    PART IV


Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
               8-K.

     The following documents are filed as part of this report:

(a)  Financial Statements:

Consolidated Balance Sheets as of December 31, 1993 and 1992.

Consolidated Statements of Operations and Retained Earnings - Years Ended December 31, 1993, 1992 and 1991.

Consolidated Statements of Cash Flow - Years Ended December 31, 1993, 1992 and 1991.

Notes to Consolidated Financial Statements.

The foregoing have been incorporated by reference to the Annual Report as indicated under Item 8.

(b)  Financial Statement Schedules:

Auditors' Report on Financial Statement Schedules

                I  -  Marketable Securities - Other Investments

                V  -  Property, Plant and Equipment

                VI -    Accumulated Depreciation, Depletion and Amortization of
Property,Plant and Equipment

             VIII  -  Valuation and Qualifying Accounts

               IX  -  Short-Term Borrowings

                X  -  Supplementary Income Statement Information

All other schedules are omitted because they are not applicable or the information is contained in the consolidated financial statements or notes thereto.

(c)  Exhibits:

3.1 Certificate of Incorporation (incorporated by reference to Exhibit 3.5 to Company's Form 10-K for year ended, December 31, 1986).

3.2   Bylaws of Butler Manufacturing Company (incorporated by reference to
      Exhibit 3.7 to Company's Form 10-K for year ended December 31, 1987).

4.1 Credit Agreement between the Company and Banks dated as of August 24, 1989 (incorporated by reference to Exhibit 4.1 of the Company's Form 8-K dated August 28, 1989).

4.2   Amendment No. 1, dated December 29, 1989 to the Credit

      Agreement (incorporated by reference to Exhibit 4.2 of the Company's Form 10-K for the year ended December 31, 1989).

4.3 Amendment No. 2, dated June 30, 1990 to the Bank Credit Agreement dated August 28, 1989 (incorporated by reference to Exhibit 4.1 to the Company's Form 10-K for the year ended December 31, 1990).

4.4 Amendment No. 3, dated November 28, 1990 to the Bank Credit Agreement dated August 28, 1989 (incorporated by reference to Exhibit 4.2 to the Company's Form 10-K for the year ended December 31, 1990).

4.5 Amendment No. 4, dated April 10, 1991 to the Bank Credit Agreement dated August 28, 1989 (incorporated by reference to Exhibit 4.1 to the Company's Form 10-K for the year ended December 31, 1990).

4.6 Amendment No. 5, dated July 30, 1991 to the Bank Credit Agreement dated August 29, 1989 (incorporated by reference to Exhibit 4 to the Company's Form 10-Q for the quarter ended September 30, 1991).

4.7 Amendment No. 6, dated March 9, 1992 to the Bank Credit Agreement dated August 29, 1989 (incorporated by reference to the Company's 10-K for the year ended December 31, 1991).

4.8 Amendment No. 7, dated May 6, 1992 to the Bank Credit Agreement dated August 29, 1989 (incorporated by reference to Exhibit 4 to the Company's Form 10-Q for the quarter ended June 30, 1992).

4.9 Amendment No. 8, dated April 26, 1993 to the Bank Credit Agreement dated August 28, 1989.

4.10 Amendment No. 9, dated October 15, 1993 to the Bank Credit Agreement dated August 28, 1989.

10.1 Butler Manufacturing Company Executive Deferred Compensation Plan as amended (incorporated by reference to Exhibit 10.2 to the Company's Form 10-K for the year ended December 31, 1989).

10.2 Butler Manufacturing Company Stock Incentive Plan for 1987, as amended (incorporated by reference to Exhibit 10.1 to the Company's Form 10-K for the year ended December 31, 1990).

10.3 Butler Manufacturing Company Stock Incentive Plan of 1979, as amended (incorporated by reference to Exhibit 10.2 to the Company's Form 10-K for the year ended December 31, 1990).

10.4 Form of Change of Control Employment Agreements, as amended, between the Company and each of six executive officers (incorporated by reference to Exhibit 10.3 to the Company's Form 10-K for the year ended December 31, 1990).

13.0 Butler Manufacturing Company 1993 Annual Report (only the information expressly incorporated herein by reference).

21.0 Set forth below is a list as of March 9, 1994 of subsidiaries of the Company and their respective jurisdictions of incorporation.
     Subsidiaries not listed, when considered in the aggregate as a single subsidiary, do not constitute a significant subsidiary.


                                                              Jurisdiction of
Subsidiary                                                    Incorporation
- ----------                                                    -------------
Butler Export, Inc.                                           Barbados
Butler Building Systems, Ltd.                                 Scotland
BMC Real Estate, Inc.                                         Delaware
BUCON, Inc.                                                   Delaware
Butler Real Estate, Inc.                                      Delaware
Butler Holdings, Inc.                                         Delaware
Lester's of Minnesota, Inc.                                   Minnesota

24.0 Power of Attorney to sign this Report by each director.


     A report on Form 8-K dated December 6, 1993 was filed by the Company during the quarter ended December 31, 1993.

     The calculation of the aggregate market value of the Common Stock of the Company held by non-affiliates as reflected on the front of the cover page is based on the assumption that non-affiliates do not include directors. Such assumption does not reflect a belief by the Company or any director that any director is an affiliate of the Company.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of March, 1994.

                                        BUTLER MANUFACTURING COMPANY

                                        BY /S/Robert H. West
                                          -------------------
                                          Robert H. West
                                          Chairman of the Board

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the dates indicated.

/S/ Robert H. West          Chairman of the Board                March 8, 1994
- ---------------------       (Principal Executive Officer)
        Robert H. West

/S/ John J. Holland         Vice President-Finance               March 8, 1994
- ---------------------       (Principal Financial Officer)
       John J. Holland

/S/ John T. Cole            Controller                           March 8, 1994
- ---------------------       (Principal Accounting Officer)
         John T. Cole

/S/ Harold G. Bernthal
By Richard O. Ballentine,
Attorney-in-fact              Director                            March 17, 1994
- -----------------------
      Harold G. Bernthal

/S/ Robert E. Cook
By Richard O. Ballentine,
Attorney-in-fact              Director                            March 17, 1994
- ------------------------
          Robert E. Cook

/S/ Robert L. Geddes         Director                            March 10, 1994
- ------------------------
        Robert L. Geddes

/S/ Alan M. Hallene          Director                            March 9, 1994
- ------------------------
         Alan M. Hallene

/S/ C.L. William Haw         Director                            March 9, 1994
- -------------------------
         C.L. William Haw

/S/ George E. Powell, Jr.    Director                            March 12, 1994
- -------------------------
      George E. Powell, Jr.

/S/ Donald H. Pratt          Director                            March 10, 1994
- --------------------------
          Donald H. Pratt

/S/ Judith A. Rogala
By Richard O. Ballentine,
Attorney-in-fact              Director                            March 17, 1994
- --------------------------
          Judith A. Rogala

              CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Butler Manufacturing Company

      We consent to the incorporation by reference in Registration Statements Nos. 33-14464, 2-63830, 2-55753 and 2-36370 on Form S-8 and the related
Prospectus dated June 11, 1987, with Appendix dated March 7, 1994, of Butler Manufacturing Company of our reports dated February 4, 1994 which contained an explanatory paragraph regarding the adoption of Statements of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and No. 109, "Accounting for Income Taxes", relating to the consolidated balance sheets of Butler Manufacturing Company and subsidiaries as of December 31, 1993, and 1992, and the related consolidated statements of operations and retained earnings and cash flows and related schedules for each of the years in the three-year period ended December 31, 1993, which reports appear in or are incorporated by reference in the Annual Report on Form 10-K of Butler Manufacturing Company for the fiscal year ended December 31, 1993. We also consent to the reference to our firm under the heading "Experts" in the Prospectus to the Registration Statements.


                                                          /S/ KPMG PEAT MARWICK
                                                          ---------------------
                                                              KPMG PEAT MARWICK
Kansas City, Missouri
March 25, 1994

                 BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                             KANSAS CITY, MISSOURI

                   Consolidated Financial Statement Schedules
                                  (Form 10-K)

                        December 31, 1993, 1992 and 1991

                        (With Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Butler Manufacturing Company:

Under date of February 4, 1994, we reported on the consolidated balance sheets of Butler Manufacturing Company and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations and retained earnings and cash flows for each of the years in the three-year period ended December 31, 1993, as contained in the 1993 Annual Report. That report included an explanatory paragraph regarding the adoption of Statements of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and No. 109, "Accounting for Income Taxes". These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the year 1993. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in item 14. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statement schedules based on our audits.

In our opinion, such schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material aspects, the information set forth therein.


                                                          /S/ KPMG PEAT MARWICK
                                                         ----------------------
                                                              KPMG PEAT MARWICK
Kansas City, Missouri
February 4, 1994.

                                   SCHEDULE I

                 BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES

                   Marketable Securities - Other Investments

                               December 31, 1993

                                                                                                Value based
                                                                         Amount at               on market
Name of issuer and title of each               Principal amount       which shown on           quotations at
issue                                              of notes          the balance sheet       balance sheet date
- ---------------------------------             ------------------    -------------------     --------------------
Dreyfus Treasury
         Prime Money Market Account                $ 6,035,313          $ 6,035,313             $ 6,035,313

General Electric Capital Services, Inc.
         Commercial Paper                            2,998,163            2,998,163               2,998,163

Ford Motor Credit Corp.
         Commercial Paper                            2,998,104            2,998,104               2,998,104

American Express
         Bankers Acceptance-Eligible                 4,987,514            4,987,514               4,987,514
                                                     ---------            ---------               ---------
                                                   $17,019,094          $17,019,094             $17,019,094
                                                    ----------           ----------              ----------
                                                    ----------           ----------              ----------

                                   SCHEDULE V

                 BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES

                         Property, Plant, and Equipment

                             (Thousands of Dollars)


                                           Balance at                                  Transfers       Balance at
                                           beginning      Additions     Retirements    and other          close
          Classification                    of year        at cost       and sales      changes          of year
    ------------------------            -------------    ----------    ------------   -----------       --------
Year ended December 31, 1993:
   Land                                $      2,821     $       0     $       68   $       (252)      $     2,501
   Buildings                                 48,321           557          1,582         (2,581)           44,715
   Machinery and equipment                  109,084         2,897            171        (13,283)           98,527
   Office furniture and fixtures             24,381         3,006          1,619         (2,219)           23,549
   Transportation equipment                   3,097             0          1,069            (36)            1,992
                                            -------         -----          -----         ------           -------
                                       $    187,704     $   6,460     $    4,509   $    (18,371) (A)  $   171,284
                                            -------         -----          -----        -------           -------
                                            -------         -----          -----        -------           -------
Year ended December 31, 1992:
   Land                                $      2,895     $      27     $        0   $       (101)      $     2,821
   Buildings                                 49,079           887             60         (1,585)           48,321
   Machinery and equipment                  111,163         2,422          1,925         (2,576)          109,084
   Office furniture and fixtures             24,058         1,674            915           (436)           24,381
   Transportation equipment                   4,542            16          1,401            (60)            3,097
                                            -------         -----          -----         ------           -------
                                       $    191,737     $   5,026     $    4,301   $     (4,758)(A)   $   187,704
                                            -------         -----          -----         ------           -------
                                            -------         -----          -----         ------           -------
Year ended December 31, 1991:
   Land                                $      4,350     $       0     $        7   $     (1,448)      $     2,895
   Buildings                                 52,859         1,114            105         (4,789)           49,079
   Machinery and equipment                  105,582         2,620             45          3,006           111,163
   Office furniture and fixtures             21,688         1,453            381          1,298            24,058
   Transportation equipment                   5,193           550          1,384            183             4,542
                                            -------         -----          -----         ------           -------
                                       $    189,672     $   5,737     $    1,922   $     (1,750)(A)   $   191,737
                                            -------         -----          -----         ------           -------
                                            -------         -----          -----         ------           -------



(A) Property, plant, and equipment of subsidiaries and divisions acquired and sold and transfer of assets held for sale.

                                  SCHEDULE VI

                 BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES

              Accumulated Depreciation, Depletion and Amortization
                       of Property, Plant, and Equipment

                             (Thousands of Dollars)


                                         Balance at       Additions                     Transfers        Balance at
                                         beginning        charged to    Retirements     and other           close
        Classification                    of year          earnings      and sales       changes           of year
      -------------------              ------------     ------------   ------------   ------------       -----------
Year ended December 31, 1993:
Allowance for depreciation and
amortization of:
  Buildings                           $   29,873        $  1,380        $  1,451   $  (1,896)        $   27,906
  Machinery and equipment                 88,406           4,058             149     (10,260)            82,055
  Office furniture and fixtures           19,136           2,035           1,601      (1,575)            17,995
  Transportation equipment                 2,426             202             812         (16)             1,800
                                         -------         -------           -----      ------            -------
                                      $  139,841        $  7,675        $  4,013     (13,747) (A)    $  129,756
                                         -------         -------           -----      ------            -------
                                         -------         -------           -----      ------            -------
Year ended December 31, 1992:
Allowance for depreciation and
amortization of:
  Buildings                           $   28,664        $  1,406        $     59   $    (138)        $   29,873
  Machinery and equipment                 87,746           4,361           1,862      (1,839)            88,406
  Office furniture and fixtures           18,070           2,009             882         (61)            19,136
  Transportation equipment                 2,850             578             949         (53)             2,426
                                         -------         -------           -----     -------            -------
                                      $  137,330        $  8,354        $  3,752      (2,091) (A)    $  139,841
                                         -------         -------           -----     -------            -------
                                         -------         -------           -----     -------            -------
Year ended December 31, 1991:
Allowance for depreciation and
amortization of:
  Buildings                           $   28,454        $  1,936        $    108   $  (1,618)        $   28,664
  Machinery and equipment                 79,683           4,965              43       3,141             87,746
  Office furniture and fixtures           15,998           2,066             380         386             18,070
  Transportation equipment                 2,868             942           1,073         113              2,850
                                         -------         -------           -----      ------            -------
                                      $  127,003        $  9,909        $  1,604   $   2,022 (A)     $  137,330
                                         -------         -------           -----      ------            -------
                                         -------         -------           -----      ------            -------



(A)Accumulated depreciation of subsidiaries and divisions acquired and sold and transfer of assets held for sale.

                                 SCHEDULE VIII

                 BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES

                       Valuation and Qualifying Accounts

                             (Thousands of Dollars)



                                                          Additions                     Deductions
                                                      ---------------       -------------------------------
                                    Balance at       Charged                Credited   Charged off             Balance
                                    beginning          to                      to        net of               at close
Description                           of year        earnings   Other        earnings   recoveries    Other    of year
- ----------------------------         ---------      ---------   -----       ---------  ------------   -----  ---------
                                                                              (B)                     (A)
Year ended December 31, 1993:
For possible losses on accounts
receivable                              $1,163      $  767     $   99        $   0       $  764      $  177     $1,088
                                         -----       -----      -----        -----       ------       -----      -----
                                         -----       -----      -----        -----       ------       -----      -----
Year ended December 31, 1992:
For possible losses on accounts
receivable                              $1,436      $1,109     $   58        $ 300       $1,099      $   41     $1,163
                                         -----       -----      -----        -----       ------        ----      -----
                                         -----       -----      -----        -----       ------        ----      -----
Year ended December 31, 1991:
For possible losses on accounts
receivable                              $1,473      $  842     $   74        $  67       $  777      $  109     $1,436
                                         -----      ------      -----        -----       ------         ---      -----
                                         -----      ------      -----        -----       ------         ---      -----


(A)  Includes acquisition and disposition of divisions and subsidiaries.

(B) "Credited to earnings" reflects adjustments to t.e original estimated loss provision for receivables reassessment of the collection status of trade receivables made during the year.

                                  SCHEDULE IX

                 BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES

                             Short-term Borrowings

                             (Thousands of Dollars)



                                                                    Weighted        Maximum        Average         Weighted
                      Category of                                    average         amount         amount          average
                       aggregate           Amount   Balance      interest rates    outstanding   outstanding    interest rates
                       short-term        of credit   end of         at end of      during the     at end of       during the
                     borrowings (3)         line    period(4)         period          period       period (1)     period (2)
                     --------------      --------  ---------         ------          ------       ---------      ----------
December 31, 1993         BMC             $20,000     $    0            0%           $10,000        $6,052          5.5%
December 31, 1993         BRE              27,029          0            0%                 0             0          0.0%
December 31, 1993         BBSL              2,200      1,556          6.4%             2,284         1,621          7.2%

December 31, 1992         BMC             $20,000     $    0            0%           $11,000        $8,018          6.1%
December 31, 1992         BRE              20,000          0            0%             4,516         3,796          5.6%
December 31, 1992         BBSL              2,300      2,105          9.0%             3,308         2,350         11.5%


(1) Average amount outstanding during the period is calculated by dividing the total of the daily outstanding balances for the year, by the number of days outstanding during the year.

(2) Weighted average interest rate during the period is calculated by dividing the interest expense during the year, by the average short-term borrowings, for the number of days outstanding.

(3) Butler Manufacturing Company (BMC), Butler Real Estate, Inc. (BRE), and Butler Building Systems, Ltd. (BBSL).

(4) See also page 14 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1993 Annual Report to Stockholders.

                                   SCHEDULE X

                 BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES

                   Supplementary Income Statement Information

                             (Thousands of Dollars)



                                                                                           Charged to
               Item                                                                  costs and expenses
- ---------------------------                                                          ------------------
Year ended December 31, 1993:

Maintenance and repairs                                                                  $   9,309
Depreciation and amortization                                                                9,605
                                                                                             -----
                                                                                             -----
Year ended December 31, 1992:

Maintenance and repairs                                                                  $   8,251
Depreciation and amortization                                                               10,155
                                                                                            ------
                                                                                            ------
Year ended December 31, 1991:

Maintenance and repairs                                                                  $   7,013
Depreciation and amortization                                                               11,777
                                                                                            ------
                                                                                            ------