Form 10-Q
period 1994-03-31
BUTLER MANUFACTURING CO
filed 1994-05-13
CIK 15840

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

                       Quarterly Report Under Section 13
                                or 15(d) of the
                        Securities Exchange Act of 1934

                           Commission File No. 0-603

                        FOR QUARTER ENDED MARCH 31, 1994

                          BUTLER MANUFACTURING COMPANY

                       Incorporated in State of Delaware

                          BMA Tower - Penn Valley Park
                             Post Office Box 419917
                       Kansas City, Missouri  64141-0917

                             Phone:  (816) 968-3000
               I.R.S. Employer Identification Number:  44-0188420

                     Shares of common stock outstanding at
                           MARCH 31, 1994:  4,757,905


The name, address and fiscal year of the Registrant have not changed since the last report.


The Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                     INDEX


PART I. - FINANCIAL INFORMATION                                                                           Page Number
ITEM 1.  Financial Statements

      (1)    Condensed Consolidated Financial Statements (unaudited):

             Consolidated Statements of Operations for the Three Month
             Periods Ended March 31, 1994 and 1993.                                                           3

             Consolidated Balance Sheets as of March 31, 1994 and
             December 31, 1993.                                                                               4

             Consolidated Statements of Cash Flows for the Three Month
             Periods Ended March 31, 1994 and 1993.                                                           5

      (2)    Statement as to Review and Presentation.                                                         5

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.                                                                               6

PART II. - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K                                                                     7

                 BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

           For the three month periods ended March 31, 1994 and 1993

                                  (unaudited)
                   ($000's omitted except for per share data)


                                                                                             Three months ended
                                                                                                  March 31,
                                                                                       ------------------------------
                                                                                            1994             1993
                                                                                       --------------   -------------
Net sales                                                                                $   117,067      $   110,708
Cost of sales                                                                                 99,203           93,455
                                                                                        ------------    -------------
    Gross profit                                                                              17,864           17,253

Selling, general, and administrative expenses                                                 18,958           18,383
                                                                                        ------------    -------------
    Operating income (loss)                                                                   (1,094)          (1,130)

International joint venture income (loss), net                                                   550              687
Other income (expense), net                                                                     (602)            (144)
                                                                                        ------------    -------------
    Earnings (loss) before interest and taxes                                                 (1,146)            (587)

Interest expense                                                                                 731            1,235
                                                                                        ------------      -----------
    Pretax earnings (loss)                                                                    (1,877)          (1,822)

Income tax expense (benefit)                                                                    (476)            (610)
                                                                                        ------------      -----------
    Net earnings (loss)                                                                $      (1,401)      $   (1,212)
                                                                                        ------------    -------------
                                                                                        ------------    -------------
Earnings (loss) per common share*                                                       $       (.29)      $     (.27)
                                                                                        ------------    -------------
                                                                                        ------------    -------------

*Earnings (loss) per common share are based on net earnings (loss) and the average number of common shares outstanding during each period. The weighted average number of shares outstanding used in the computation of earnings (loss) per common share are as follows:

         Three months ended March 31, 1994                          4,751,792
         Three months ended March 31, 1993                          4,570,761

                 BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                      March 31, 1994 and December 31, 1993

                                  (unaudited)
                                (000's omitted)

                                                                                          1994                  1993
                                                                                     -------------         ------------
ASSETS
    Current assets:
         Cash                                                                          $       1,042      $    14,853
         Receivables, net                                                                     67,570           61,602
         Inventories:
             Raw materials                                                                    37,974           25,309
             Work in process                                                                   4,093            3,766
             Finished goods                                                                   17,873           15,670
             Lifo reserve                                                                     (7,394)          (7,319)
                                                                                       -------------     ------------
                 Total inventory                                                              52,546           37,426

         Real estate developments in progress                                                  4,057            2,987
         Deferred tax assets                                                                   7,216            7,216
         Other current assets                                                                  5,018            4,182
                                                                                        ------------      -----------
             Total current assets                                                            137,449          128,266

    Investments and other assets, at cost                                                     18,789           22,106
    Assets held for sale                                                                      13,587           13,587
    Property, plant and equipment, at cost                                                   172,256          171,284
         Less accumulated depreciation                                                     (131,199)        (129,756)
                                                                                           ---------        ---------
             Net property, plant and equipment                                               41,057           41,528
                                                                                         -----------        ---------
                                                                                         $  210,882        $ 205,487
                                                                                         -----------        ---------
                                                                                         -----------        ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
         Notes payable                                                                 $       6,975            1,556
         Current maturities of long-term debt                                                 13,135           11,368
         Accounts payable                                                                     51,242           41,777
         Accrued liabilities                                                                  31,827           33,575
         Taxes on income                                                                       3,204            9,918
                                                                                        ------------      -----------
             Total current liabilities                                                       106,383           98,194

    Deferred taxes on income                                                                   4,601            4,601
    Other noncurrent liabilities                                                              10,970           10,638
    Long-term debt, less current maturities                                                   28,218           30,345

    Shareholders' equity:
         Common stock, no par value, authorized 13,000,000 shares,
           issued 6,058,800 shares, at stated value                                           12,623           12,623
         Cumulative foreign currency translation adjustment                                     (77)              183
         Retained earnings                                                                    84,592           86,332
                                                                                         -----------       ----------
                                                                                              97,138           99,138
    Less cost of common stock in treasury, 1,300,895 shares in 1994
      and 1,336,484 shares in 1993                                                            36,428           37,429
                                                                                         -----------       ----------
         Total shareholders' equity                                                           60,710           61,709
                                                                                         -----------       ----------
                                                                                         $   210,882        $ 205,487
                                                                                         -----------       ----------
                                                                                         -----------       ----------

                 BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

           For the three month periods ended March 31, 1994 and 1993

                                  (unaudited)
                                (000's omitted)

                                                                                           1994               1993
                                                                                      ---------------     -------------
Cash flows from operating activities:
    Net earnings (loss)                                                                $       (1,401)   $      (1,212)
    Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
         Depreciation, amortization, other                                                      1,895            2,350
         Equity (earnings) loss of international joint ventures                                  (196)            (287)
         Deferred taxes                                                                           ---              397
    Change in assets and liabilities:
         Receivables                                                                           (6,770)          (1,916)
         Inventories                                                                          (15,120)          (8,186)
         Real estate developments in progress                                                  (1,070)             (30)
         Other current assets                                                                    (836)            (779)
         Current liabilities excluding short-term debt                                           9,148           1,741
                                                                                        --------------   --------------
             Net cash used in operating activities                                            (14,350)          (7,922)

Cash flows from investing activities:
    Capital expenditures                                                                       (1,229)          (1,294)
    Sale of Walker                                                                             (7,343)             ---
    Net changes in other noncurrent assets                                                      2,318             (413)
    Common stock dividend
      from international joint ventures                                                         1,000            1,440
                                                                                       ---------------   --------------
         Net cash used in investing activities                                                 (5,254)            (267)

Cash flows from financing activities:
    Net change in long-term debt                                                               (2,127)          (1,277)
    Net change in short-term debt                                                               7,186            4,270
    Sale and issuance of treasury stock                                                         1,054              333
    Purchase of treasury stock                                                                    (53)             ---
    Net changes in other noncurrent liabilities                                                    (7)             (94)
                                                                                     ------------------   -------------
         Net cash provided by financing activities                                              6,053            3,232

Effect of exchange rate changes on cash                                                          (260)             (71)
                                                                                     ------------------   -------------
    Net decrease in cash and cash equivalents                                                 (13,811)          (5,028)
Cash and cash equivalents at beginning of year                                                 14,853            7,699
                                                                                     -----------------    -------------

Cash and cash equivalents at end of period                                            $         1,042    $       2,671
                                                                                       ---------------   --------------
                                                                                       ---------------   --------------

                            REVIEW AND PRESENTATION
The information included in the foregoing consolidated financial statements has been reviewed by KPMG Peat Marwick, independent public accountants, in accordance with established standards and procedures for a limited review of interim financial statements. The statements include all adjustments which were, in the opinion of management, necessary to present a fair statement of the results for the period, and include all adjustments and additional disclosures proposed by independent public accountants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
Cash and equivalents decreased $13.8 million in the first three months of 1994. This was due to an increase in inventory investment in anticipation of a strong second quarter and to take advantage of purchasing opportunities. Another factor was the payment of taxes on the gain related to the sale of Walker. The increase in working capital was partially offset by an increase in short-term borrowings. For the three months ended March 31, 1994, domestic short-term borrowings averaged $4.0 million for 3 days compared to $6.0 million for 43 days in 1993.

The Company has $20 million in short-term credit facilities available and obtained an additional $5 million temporary credit line through June 30, 1994 to meet domestic seasonal working capital requirements. As of March 31, 1994, $9 million of the credit line was utilized to provide a bank letter of credit arrangement to secure insurance obligations. Management believes the Company's operating cash flow, along with the bank credit lines, are sufficient to meet future liquidity requirements. The Company is in the process of refinancing both its short-term and long-term debt facilities, as well as its revolving credit facility. The purpose of the refinancing is to lengthen the maturity of the remaining term debt, and to reduce costs associated with the revolving line of credit.

Butler Real Estate, Inc. has a separate $27 million line of credit with a bank for its credit based leasing activities which management believes is adequate. Butler Building Systems, Ltd., the Company's United Kingdom subsidiary, maintains a separate line of credit with its local bank for approximately $2.2 million at current exchange rates. In April, 1994, the Company infused $.75 million in additional funds into the United Kingdom subsidiary. Management believes that these additional funds, along with its separate bank line of credit are sufficient to cover future liquidity requirements.

Capital expenditures were $1.2 million for the first three months of 1994 compared to $1.3 million a year ago. Total capital expenditures are expected to be approximately $11.0 million in 1994 compared to actual expenditures of $6.5 million in 1993. During 1994, in anticipation of continuing growth in metal building systems sales, the Company announced a multi-million dollar expansion of its Annville, Pennsylvania plant, expected to be operational in the third quarter of this year.

RESULTS OF OPERATIONS
Net sales of $117.1 million for the quarter ended March 31, 1994 were 6% higher than a year ago, despite the absence of the sales of the Walker Division that was sold in late 1993. Sales of continuing businesses (excluding Walker's 1993 first quarter sales) were 16% higher than a year ago. The majority of the increase is attributable to an overall improvement in the U.S. economy generally and in the nonresidential construction market specifically.

The net loss for the quarter ended March 31, 1994 was $1.4 million or $.29 per common share compared to a net loss of $1.2 million or $.27 per common share a year ago. In the first quarter of 1993, Walker had earnings of $.3 million or $.06 per common share. Adjusting for the sale of Walker, the 1994 first quarter loss was lower than a year ago. The improvement was due to the strong increase in quarterly sales of the U.S. pre-engineered metal buildings division and Vistawall. The Company's European buildings business had a larger loss in 1994 primarily attributable to increased marketing expenses in France and Germany.

At March 31,1994, order backlog was $203 million compared to $159 million a year ago, an increase of 28%. Building Systems Segment backlog was up 41% from last year due to the metal and wood building systems businesses. The Construction Services Segment backlog was also particularly strong with a 25% increase over 1993.

For additional information, see the letter to shareholders at Exhibit 19.

PART II. - OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K.

      (a)    Exhibits.

             (15) Letter from independent public accountants pursuant to paragraph (d) of Rule 10-01 of Regulation S-X and related letter.

             (19)    April 15, 1994 letter to shareholders.

      (b)    Reports of Form 8-K.

             The Company has not filed any reports of Form 8-K during the quarter ended March 31, 1994.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



BUTLER MANUFACTURING COMPANY


May 10, 1994                            /s/ John J. Holland
Date                                    John J. Holland
                                        Vice President - Finance
                                        and Chief Financial Officer


May 10, 1994                            /s/ Richard O. Ballentine
Date                                    Richard O. Ballentine
                                        Vice President, General Counsel
                                        and Secretary

                                 EXHIBIT INDEX

Exhibit
Number                    Description
- - ------                    --------------------------------------------------------
15                        Letter from independent public accountants pursuant to
                          paragraph (d) of Rule 10-01 of Regulation S-X and related
                          letter.

19                        April 15, 1994 letter to shareholders.
