Form 10-Q
period 1994-06-30
BUTLER MANUFACTURING CO
filed 1994-08-09
CIK 15840

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-Q

                      Quarterly Report Under Section 13
                               or 15(d) of the
                       Securities Exchange Act of 1934

                          Commission File No. 0-603

                       FOR QUARTER ENDED JUNE 30, 1994

                         BUTLER MANUFACTURING COMPANY

                      Incorporated in State of Delaware

                         BMA Tower - Penn Valley Park
                            Post Office Box 419917
                      Kansas City, Missouri  64141-0917

                            Phone:  (816) 968-3000
              I.R.S. Employer Identification Number:  44-0188420

                    Shares of common stock outstanding at
                          JUNE 30, 1994:  4,779,098


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
ITEM 1.  Financial Statements

    (1)  Condensed Consolidated Financial Statements (unaudited):

         Consolidated Statements of Operations for the Three
         and Six Month Periods Ended June 30, 1994 and 1993.              3

         Consolidated Balance Sheets as of June 30, 1994 and
         December 31, 1993.                                               4

         Consolidated Statements of Cash Flows for the Six Month
         Periods Ended June 30, 1994 and 1993.                            5

    (2)  Statement as to Review and Presentation.                         5

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                             6

PART II. - OTHER INFORMATION

ITEM 2.  Changes in Securities                                            7

ITEM 6.  Exhibits and Reports on Form 8-K                                 7

PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements

                 BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

       For the three and six month periods ended June 30, 1994 and 1993

                                  (unaudited)
                  ($000's omitted except for per share data)


                                   Three months ended        Six months ended
                                        June 30,                 June 30,
                                ------------------------   ---------------------
                                   1994         1993          1994        1993
                                -----------  -----------   ----------  ---------
Net sales                       $ 175,422     $ 144,784    $ 292,489  $ 255,492
Cost of sales                     143,936       119,481      243,139    212,936
                                -----------  -----------   ----------  ---------
  Gross profit                     31,486        25,303       49,350     42,556

Selling, general, and
 administrative expenses           20,613        19,581       39,571     37,964
                                -----------  -----------   ----------  ---------
  Operating income                 10,873         5,722        9,779      4,592

International joint venture
  income (loss), net                  220           192          770        879
Other income (expense), net          (468)         (433)      (1,070)      (577)
                                -----------  -----------   ----------  ---------
    Earnings before interest
     and taxes                     10,625         5,481        9,479      4,894
Interest expense                    1,030         1,337        1,761      2,572
                                -----------  -----------   ----------  ---------
   Pretax earnings                  9,595         4,144        7,718      2,322

Income tax expense                  4,514         1,744        4,038      1,134
                                -----------  -----------   ----------  ---------
   Net earnings                 $   5,081     $   2,400    $   3,680  $   1,188
                                ===========  ===========   ==========  =========

Earnings per common share*      $    1.04     $     .51    $     .76  $     .24
                                ===========  ===========   ==========  =========


*Earnings per common share are based on net earnings and the average number of common shares outstanding during each period. The weighted average number of shares outstanding used in the computation of earnings per common share are as follows:

      Three months ended June 30, 1994   4,869,667
      Three months ended June 30, 1993   4,661,344
      Six months ended June 30, 1994     4,810,730
      Six months ended June 30, 1993     4,616,053

                 BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                      June 30, 1994 and December 31, 1993

                                  (unaudited)
                                (000's omitted)

                                                                                   1994                 1993
                                                                                 -----------         -----------
ASSETS
  Current assets:
    Cash                                                                         $   7,625            $ 14,853
    Receivables, net                                                                80,863              61,602
    Inventories:
      Raw materials                                                                 34,685              25,309
      Work in process                                                                4,531               3,766
      Finished goods                                                                19,094              15,670
      Lifo reserve                                                                  (7,707)             (7,319)
                                                                                 -----------         -----------
        Total inventory                                                             50,603              37,426

    Real estate developments in progress                                             7,125               2,987
    Deferred tax assets                                                              7,216               7,216
    Other current assets                                                             4,591               4,182
                                                                                 -----------         -----------
      Total current assets                                                         158,023             128,266

  Investments and other assets, at cost                                             19,598              22,106
  Assets held for sale                                                              13,587              13,587
  Property, plant and equipment, at cost                                           174,529             171,284
    Less accumulated depreciation                                                 (132,828)           (129,756)
                                                                                 -----------         -----------
      Net property, plant and equipment                                             41,701              41,528
                                                                                 -----------         -----------
                                                                                 $ 232,909           $ 205,487
                                                                                 ===========         ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Notes payable                                                                $   1,724               1,556
    Current maturities of long-term debt                                             3,066              11,368
    Accounts payable                                                                58,590              41,777
    Accrued liabilities                                                             40,131              33,575
    Taxes on income                                                                  6,653               9,918
                                                                                 -----------         -----------
      Total current liabilities                                                    110,164              98,194

  Deferred taxes on income                                                           4,601               4,601
  Other noncurrent liabilities                                                      11,244              10,638
  Long-term debt, less current maturities                                           40,488              30,345

  Shareholders' equity:
    Common stock, no par value, authorized 13,000,000 shares,
      issued 6,058,800 shares, at stated value                                      12,623              12,623
    Cumulative foreign currency translation adjustment                                 205                 183
    Retained earnings                                                               89,410              86,332
                                                                                 -----------         -----------
                                                                                   102,238              99,138
  Less cost of common stock in treasury, 1,279,702 shares in 1994
    and 1,336,484 shares in 1993                                                    35,826              37,429
                                                                                 -----------         -----------
    Total shareholders' equity                                                      66,412              61,709
                                                                                 -----------         -----------
                                                                                 $ 232,909           $ 205,487
                                                                                 ===========         ===========

                 BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

            For the six month periods ended June 30, 1994 and 1993

                                  (unaudited)
                                (000's omitted)

                                                                         1994              1993
                                                                      -----------        -----------
Cash flows from operating activities:
   Net earnings                                                      $     3,680        $     1,188
   Adjustments to reconcile net earnings  to net cash provided by operating activities:
      Depreciation, amortization, other                                    3,896              4,780
      Equity (earnings) loss of international joint ventures                (387)              (492)
      Deferred taxes                                                         ---                397
   Change in assets and liabilities:
      Receivables                                                        (20,063)            (7,027)
      Inventories                                                        (13,177)           (10,972)
      Real estate developments in progress                                (4,138)            (1,255)
      Other current assets                                                  (409)            (1,356)
      Current liabilities excluding short-term debt                       29,393             17,109
                                                                      -----------        -----------
        Net cash (used in) provided by operating activities               (1,205)             2,372

Cash flows from investing activities:
   Capital expenditures                                                   (3,490)            (3,319)
   Sale of Walker                                                         (8,487)              ---
   Net changes in other noncurrent assets                                  1,316             (4,715)
   Common stock dividend
    from international joint venture                                       1,000              1,440
                                                                      -----------        -----------
      Net cash used in investing activities                               (9,661)            (6,594)

Cash flows from financing activities:
   Proceeds from issuance of long-term debt                               35,000                406
   Repayment of long-term debt                                           (24,857)            (6,950)
   Net change in short-term debt                                          (8,134)             9,774
   Sale and issuance of treasury stock                                     1,709                428
   Purchase of treasury stock                                               (106)               ---
   Net changes in other noncurrent liabilities                                 4               (107)
                                                                      -----------        -----------
     Net cash provided by financing activities                             3,616              3,551

Effect of exchange rate changes on cash                                       22               (170)
                                                                      -----------        -----------
   Net decrease in cash and cash equivalents                              (7,228)              (841)
Cash and cash equivalents at beginning of year                            14,853              7,699
                                                                      -----------        -----------
Cash and cash equivalents at end of period                           $     7,625        $     6,858
                                                                      ===========        ===========

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES
Cash and equivalents decreased $7.2 million in the first six months of 1994 primarily due to an increase in working capital requirements, to support the significant increase in sales, and the payment of taxes on the gain related to the sale of the Company's Walker Division in 1993. For the six months ended June 30, 1994, domestic short-term borrowings averaged $7.1 million for 59 days compared to $6.2 million for 134 days in 1993.

In the second quarter, the Company concluded a refinancing of its long-term bank debt and bank credit facilities. The Company obtained $35 million through a private placement of unsecured notes with four insurance companies. The notes carry a fixed interest rate of 8.02%, and have an average life of
6.5 years. The bulk of the proceeds of the borrowings were used to retire the bank debt. In addition, the Company replaced two domestic credit agreements with a single $50 million revolving credit facility, provided by four banking institutions, to meet the needs of both the Company and the Company's subsidiary, Butler Real Estate, Inc. As of June 30, 1994, $9.0 million of the credit line was utilized to provide a bank letter of credit arrangement to secure insurance obligations. Management believes operating cash flow, along with the bank credit facility, are sufficient to meet the Company's liquidity requirements.

Butler Building Systems, Ltd., the Company's United Kingdom subsidiary, maintains a separate line of credit with its local bank for approximately
$2.3 million at current exchange rates. In the second quarter, the Company invested $.75 million in its United Kingdom subsidiary to reduce bank debt. Management believes a combination of funding from the bank line of credit and additional investment from the Company, as required, will be sufficient to meet liquidity requirements.

Capital expenditures were $3.5 million for the first six months of 1994 compared to $3.3 million a year ago. Total capital expenditures are expected to be approximately $12.7 million in 1994 compared to actual expenditures of $6.5 million in 1993. During 1994, in anticipation of continuing growth in pre-engineered metal building systems sales, the Company announced a multi-million dollar expansion of its Annville, Pennsylvania plant, expected to be operational in the third quarter of this year.

RESULTS OF OPERATIONS
Net sales of $175.4 million for the quarter ended June 30, 1994 were 21% higher than a year ago, despite the absence of the sales of the Walker Division that was sold in late 1993. Sales of continuing businesses (excluding Walker's 1993 second quarter sales) were 30% higher than a year ago. The majority of the increase is attributable to an overall improvement in the U.S. economy, specifically in the nonresidential construction market.

Net earnings for the quarter ended June 30, 1994 were $5.1 million or $1.04 per common share compared to net earnings of $2.4 million or $.51 per common share a year ago. In the second quarter of 1993, Walker had net earnings of $.6 million or $.13 per common share, net of estimated interest expense savings. The improvement in net earnings was due to the strong increase in quarterly sales of the U.S. pre-engineered metal buildings and Lester wood frame buildings businesses. Export sales remained strong primarily to Mexico and China. The Company's European buildings business reported a loss in the second quarter of 1994, primarily attributable to increased marketing expenses in France and Germany and depressed conditions in the European construction market.

Order backlog at June 30,1994 was $254 million compared to $171 million a year ago, an increase of 48%, net of Walker. Building Systems Segment backlog was up 73% from last year due to the U.S. pre-engineered metal and wood frame building systems businesses. The Other Building Products Segment backlog was also particularly strong with a 31% increase over 1993, net of Walker. This increase consists primarily of Vistawall architectural products division orders.

For additional information, see the letter to shareholders at Exhibit 19.

PART II. - OTHER INFORMATION

ITEM 2.  Changes in Securities

         On June 29, 1994, the Company issued $35 million of 8.02%
         unsecured Senior Notes which mature on December 30, 2003 pursuant to a Note Agreement dated as of June 1, 1994 ("Note Agreement"). The proceeds of the borrowings were used to liquidate debt resulting from
         a long-term secured credit agreement previously    filed.  The Note
         Agreement, among other things, requires the Company to maintain its Adjusted Consolidated Net Worth (as defined) at or above $50 million and provides generally that the Company will not pay or declare dividends or purchase any of its capital stock after March 31, 1994, in excess of the sum of (A) $10 million plus (B) 75% of the Company's Consolidated Net Income (or minus 100% of any deficit) in each fiscal year after March 31, 1994, plus (C) cash received from the sale of capital stock. The Note Agreement is attached to this Report as Exhibit (4). The foregoing description does not purport to be complete and is subject to and qualified in its entirety by reference to the specific terms and provisions of the Note Agreement.


ITEM 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits.

             (4) Note Agreement, dated as of June 1, 1994 among Butler Manufacturing Company and the insurance companies identified therein.

            (15) Letter from independent public accountants pursuant to paragraph (d) of Rule 10-01 of Regulation S-X and related letter.

            (19)   July 15, 1994 letter to shareholders.

    (b)  Reports of Form 8-K.

         The Company has not filed any reports of Form 8-K during the quarter ended June 30, 1994.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



BUTLER MANUFACTURING COMPANY

8/ 4/ 94                                     /s/ John J. Holland
- - --------                                     -------------------
Date                                         John J. Holland
                                             Vice President - Finance
                                             and Chief Financial Officer


8/ 4/ 94                                     /s/ Richard O. Ballentine
- - ----------                                   --------------------------
Date                                         Richard O. Ballentine
                                             Vice President, General Counsel
                                             and Secretary

                                                                      Exhibit 99

                                 EXHIBIT INDEX

Exhibit
Number         Description
- - ------         --------------------------------------------------
[S]            [C]
4               Note Agreement, dated as of June 1, 1994

15 Letter from independent public accountants pursuant to paragraph (d) of Rule 10-01 of Regulation S-X and related letter.

19              July 15, 1994 letter to shareholders.