Form 10-Q
period 1994-09-30
BUTLER MANUFACTURING CO
filed 1994-11-09
CIK 15840

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

                       Quarterly Report Under Section 13
                                or 15(d) of the
                        Securities Exchange Act of 1934

                           Commission File No. 0-603

                      FOR QUARTER ENDED SEPTEMBER 30, 1994

                          BUTLER MANUFACTURING COMPANY

                       Incorporated in State of Delaware

                          BMA Tower - Penn Valley Park
                             Post Office Box 419917
                       Kansas City, Missouri  64141-0917

                             Phone:  (816) 968-3000
               I.R.S. Employer Identification Number:  44-0188420

                     Shares of common stock outstanding at
                         SEPTEMBER 30, 1994:  4,851,055


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

ITEM 1.  Financial Statements

      (1)    Condensed Consolidated Financial Statements (unaudited):

             Consolidated Statements of Operations for the Three and Nine Month
             Periods Ended September 30, 1994 and 1993.                                                       3

             Consolidated Balance Sheets as of September 30, 1994 and
             December 31, 1993.                                                                               4

             Consolidated Statements of Cash Flows for the Nine Month
             Periods Ended September 30, 1994 and 1993.                                                       5

      (2)    Statement as to Review and Presentation.                                                         5

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.                                                                             6-7

PART II. - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K                                                                     8

PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements


                 BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

     For the three and nine month periods ended September 30, 1994 and 1993

                                  (unaudited)
                   ($000's omitted except for per share data)


                                                                Three months ended            Nine months ended
                                                                   September 30,                 September 30,
                                                              ----------------------         ---------------------
                                                                1994          1993           1994         1993
                                                                ----          ----           ----         ----
Net sales                                                     $189,645      $163,910       $482,134     $419,402
Cost of sales                                                  154,658       134,652        397,797      347,588
                                                              --------      --------       --------     --------
  Gross profit                                                  34,987        29,258         84,337       71,814

Selling, general, and administrative expenses                   21,766        20,997         61,337       58,961
                                                              --------      --------       --------     --------
    Operating income                                            13,221         8,261         23,000       12,853

International joint venture income (loss), net                     201           312            971        1,191
Other income (expense), net                                       (428)         (543)        (1,498)      (1,120)
                                                              --------      --------       ---------    --------
        Earnings before interest and taxes                      12,994         8,030         22,473       12,924
Interest expense                                                 1,032         1,161          2,793        3,733
                                                              --------      --------       --------     --------
    Pretax earnings                                             11,962         6,869         19,680        9,191

Income tax expense                                               5,327         2,728          9,365        3,862
                                                              --------      --------       --------     --------
    Net earnings                                              $  6,635      $  4,141       $ 10,315     $  5,329
                                                              ========      ========       ========     ========
Earnings per common share*                                    $   1.33      $    .87       $   2.12     $   1.14
                                                              ========      ========       ========     ========

*Earnings per common share are based on net earnings and the average number of common shares outstanding during each period. The weighted average number of shares outstanding used in the computation of earnings per common share are as follows:


         Three months ended September 30, 1994                      4,970,270
         Three months ended September 30, 1993                      4,775,774
         Nine months ended September 30, 1994                       4,863,910
         Nine months ended September 30, 1993                       4,669,293

                 BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                    September 30, 1994 and December 31, 1993

                                  (unaudited)
                                (000's omitted)

                                                                                           1994           1993
                                                                                       -------------  ------------
ASSETS
    Current assets:
         Cash                                                                          $   3,747      $  14,853
         Receivables, net                                                                 94,010         61,602
         Inventories:
             Raw materials                                                                35,008         25,309
             Work in process                                                               6,552          3,766
             Finished goods                                                               20,492         15,670
             Lifo reserve                                                                 (8,559)        (7,319)
                                                                                       ---------      ---------
                 Total inventory                                                          53,493         37,426

         Real estate developments in progress                                             12,268          2,987
         Deferred tax assets                                                               7,216          7,216
         Other current assets                                                              4,840          4,182
                                                                                       ---------      ---------
             Total current assets                                                        175,574        128,266

    Investments and other assets, at cost                                                 19,797         22,106
    Assets held for sale                                                                  13,587         13,587
    Property, plant and equipment, at cost                                               178,681        171,284
         Less accumulated depreciation                                                  (134,486)      (129,756)
                                                                                       ---------      ---------
             Net property, plant and equipment                                            44,195         41,528
                                                                                       ---------      ---------
                                                                                       $ 253,153      $ 205,487
                                                                                       =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
         Notes payable                                                                 $     870          1,556
         Current maturities of long-term debt                                              2,653         11,368
         Accounts payable                                                                 67,824         41,777
         Dividends payable                                                                   485            ---
         Accrued liabilities                                                              44,272         33,575
         Taxes on income                                                                   6,401          9,918
                                                                                       ---------      ---------
             Total current liabilities                                                   122,505         98,194

    Deferred taxes on income                                                               4,601          4,601
    Other noncurrent liabilities                                                          12,057         10,638
    Long-term debt, less current maturities                                               39,864         30,345

    Shareholders' equity:
         Common stock, no par value, authorized 13,000,000 shares,
           issued 6,058,800 shares, at stated value                                       12,623         12,623
         Cumulative foreign currency translation adjustment                                  187            183
         Retained earnings                                                                95,139         86,332
                                                                                       ---------      ---------
                                                                                         107,949         99,138
    Less cost of common stock in treasury, 1,207,745 shares in 1994
      and 1,336,484 shares in 1993                                                        33,823         37,429
                                                                                       ---------      ---------
         Total shareholders' equity                                                       74,126         61,709
                                                                                       ---------      ---------
                                                                                       $ 253,153      $ 205,487
                                                                                       =========      =========

                 BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

          For the nine month periods ended September 30, 1994 and 1993

                                  (unaudited)
                                (000's omitted)

                                                                                                1994          1993
                                                                                               -------      --------
Cash flows from operating activities:
    Net earnings                                                                           $    10,315      $   5,329
    Adjustments to reconcile net earnings  to net cash (used in)
    provided by operating activities:
         Depreciation, amortization, other                                                       5,867           7,292
         Equity (earnings) loss of international joint ventures                                  (469)            (723)
         Deferred taxes                                                                            ---             397
    Change in assets and liabilities:
         Receivables                                                                           (33,210)        (23,228)
         Inventories                                                                           (16,067)         (5,700)
         Real estate developments in progress                                                   (9,281)         (2,249)
         Other current assets                                                                     (658)           (787)
         Current liabilities excluding short-term debt                                          43,137          24,529
                                                                                           -----------      ----------
             Net cash (used in) provided by operating activities                                  (366)          4,860

Cash flows from investing activities:
    Capital expenditures                                                                        (7,611)         (5,125)
    Sale of Walker                                                                              (8,623)            ---
    Net changes in other noncurrent assets                                                         855          (5,397)
    Common stock dividend
      from international joint venture                                                           1,000           1,440
                                                                                           -----------      ----------
         Net cash used in investing activities                                                 (14,379)         (9,082)

Cash flows from financing activities:
    Proceeds from issuance of long-term debt                                                    35,000             906
    Repayment of long-term debt                                                                (25,481)         (7,376)
    Net change in short-term debt                                                               (9,401)          5,427
    Sale and issuance of treasury stock                                                          4,050           2,480
    Purchase of treasury stock                                                                    (444)            (50)
    Net changes in other noncurrent liabilities                                                    (89)           (930)
                                                                                           -----------      ----------
         Net cash provided by financing activities                                               3,635             457

Effect of exchange rate changes on cash                                                              4            (304)
                                                                                           -----------      ----------
    Net decrease in cash and cash equivalents                                                 (11,106)          (4,069)
Cash and cash equivalents at beginning of year                                                 14,853            7,699
                                                                                           ----------        ----------

Cash and cash equivalents at end of period                                                 $    3,747        $   3,630
                                                                                           ==========        ==========


                            REVIEW AND PRESENTATION
The information included in the foregoing consolidated financial statements has been reviewed by KPMG Peat Marwick LLP, independent public accountants, in accordance with established standards and procedures for a limited review of interim financial statements. The statements include all adjustments which were, in the opinion of management, necessary to present a fair statement of the results for the period, and include all adjustments and additional disclosures proposed by independent public accountants.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES
Cash and equivalents decreased $11.1 million in the first nine months of 1994 primarily due to an increase in the working capital required to support the significant increase in sales, and the payment of taxes on the gain related to the sale of the Company's Walker Division in 1993. For the nine months ended September 30, 1994, domestic short-term borrowings averaged $7.1 million for 59 days compared to $6.1 million for 154 days in 1993. There were no domestic borrowings in the third quarter.

The Company currently has a $50 million revolving credit facility, provided by four banking institutions, to meet the needs of both the Company and the Company's subsidiary, Butler Real Estate, Inc. As of September 30, 1994, $9.0 million of the credit line was utilized to provide a bank letter of credit to secure insurance obligations. Management believes operating cash flow, along with the bank credit facility, are sufficient to meet the Company's liquidity requirements.

Butler Building Systems, Ltd., the Company's United Kingdom subsidiary, maintains a separate line of credit with its local bank for approximately $2.4 million at current exchange rates. In the third quarter, the Company invested $1.6 million in its United Kingdom subsidiary to reduce bank debt. Management believes a combination of funding from the bank line of credit and additional investment from the Company, as required, will be sufficient to meet liquidity requirements.

At its meeting in September, the Board of Directors approved the resumption of a regular cash dividend for Butler shareholders. The indicated annual rate is 40 cents a share, and the initial quarterly dividend of 10 cents per share was paid October 15, 1994, to shareholders of record September 30.

Capital expenditures were $7.6 million for the first nine months of 1994 compared to $5.1 million a year ago. Total capital expenditures are expected to be approximately $16.1 million in 1994 compared to actual expenditures of $6.5 million in 1993. In anticipation of continuing growth in pre-engineered metal building systems sales, the Company completed a multi-million dollar expansion of its Annville, Pennsylvania plant during the third quarter. Subsequent to quarter end, the Lester Division invested $.9 million to acquire an existing plant in Ottawa, Kansas. In the fourth quarter, the Lester Division plans to invest an additional $.5 million to equip the plant to produce wood frame buildings for the central and southwest regions of the country.

RESULTS OF OPERATIONS
Net sales of $189.6 million for the quarter ended September 30, 1994 were 16% higher than a year ago, despite the absence of the sales of the Walker Division that was sold in late 1993. Sales of continuing businesses (excluding Walker's 1993 third quarter sales) were 24% higher than a year ago. The increase in sales was the result of marketing and sales initiatives in various divisions along with an improved non-residential construction market. For the nine months ended September 30, 1994, net sales were $482.1 million, or a 15% increase over a year ago. Net of the Walker Division, net sales increased $94.0 million, or 24%, due in large part to increases in volume in the Building Systems Segment and the Construction Services Segment which benefited from relationships with several major customers.

The third quarter 1994 consolidated gross profit was $35.0 million compared to $29.3 million a year ago. Net of the Walker Division, consolidated gross profit increased $10.3 million or 42%. The major contributor to the improvement was the Building Systems Segment through increased volume and improved margins. For the nine months ended September 30, 1994, consolidated gross profit was $84.3 million, or a 17% increase over a year ago. Net of the Walker Division, year-to-date gross profit increased $24.5 million, or 41%, due to improved results in the Building Systems Segment and the Other Building Products Segment.

Net earnings for the quarter ended September 30, 1994 were $6.6 million or $1.33 per common share, compared to net earnings of $4.1 million or $.87 per common share a year ago. In the third quarter of 1993, net earnings from Walker, adjusted for estimated interest expense savings due to the cash proceeds from the Walker sale, were $.9 million or $.19 per common share. The improvement in net earnings was due to the increase in sales and improved margins of the Building Systems Segment and the Other Building Products Segment. The net earnings for the nine months ended September 30, 1994 were $10.3 million or $2.12 per common share, compared to $5.3 million or $1.14 per common share a year ago. For the nine months ended September 30, 1993, the Walker Division had net earnings of $1.8 million or $.38 per common share (net of estimated interest expense savings). The improvement was due to the increase in volume of business and lower operating expenses, as a percent of sales, in all segments, with the Buildings Systems Segment the most significant contributor. The Company's European buildings business reported a loss for the nine months ended September 30, 1994, primarily attributable to increased marketing expenses in France and Germany and depressed conditions in the European construction market.

Order backlog at September 30, 1994 was $260 million compared to $164 million a year ago, an increase of 59%, net of Walker. Building Systems Segment backlog was up 70% from last year due to the U.S. and International pre-engineered metal building systems businesses. The Other Building Products Segment backlog was also particularly strong with a 42% increase over 1993, net of Walker.

For additional information, see the letter to shareholders at Exhibit 19.

PART II. - OTHER INFORMATION



ITEM 6.     Exhibits and Reports on Form 8-K.

    (a)     Exhibits.


            (15) Letter from independent public accountants pursuant to paragraph (d) of Rule 10-01 of Regulation S-X and related letter.

            (19) October 14, 1994 letter to shareholders (without financial statements).

            (27)    Financial Data Schedule

    (b)     Reports on Form 8-K.

            The Company has not filed any reports on Form 8-K during the quarter ended September 30, 1994.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



BUTLER MANUFACTURING COMPANY



Date  11/8/94                  /s/ JOHN J. HOLLAND
                               John J. Holland
                               Vice President - Finance
                               and Chief Financial Officer



Date  11/8/94                  /s/ RICHARD O. BALLENTINE
                               Richard O. Ballentine
                               Vice President, General Counsel
                               and Secretary

                                 EXHIBIT INDEX

Exhibit
Number                    Description
- - - ------                    -----------
  15                      Letter from independent public accountants pursuant to
                          paragraph (d) of Rule 10-01 of Regulation S-X and related
                          letter.

  19                      October 14, 1994 letter to shareholders (without financial statements).

  27                      Financial Data Schedule