Form 10-K405
BUTLER MANUFACTURING CO
filed 1995-03-24
CIK 15840

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                     of The Securities Exchange Act of 1934
                                 (Fee Required)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                          BUTLER MANUFACTURING COMPANY

                          BMA TOWER, PENN VALLEY PARK

                               (P.O. Box 419917)

                       Kansas City, Missouri  64141-0917

                            Telephone: (816) 968-3000

                     Incorporated in the State of Delaware

                            COMMISSION FILE NO. 0-603

                               IRS No. 44-0188420


   The Company has no securities registered pursuant to Section 12(b) of the Act. The only class of stock outstanding consists of Common Stock having no par value, 4,869,915 shares of which were outstanding at December 31, 1994. The Common Stock is registered pursuant to Section 12(g) of the Act.

   The aggregate market value of the Common Stock of the Company held by non-affiliates, based upon the last sales price of such stock on February 17, 1995 was $174,920,606.

   The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to such filing requirements for the past 90 days.

   As indicated by the following check mark, disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein and will not be contained to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K: X
     ---
   The following documents are incorporated herein by reference:

(1) Butler Manufacturing Company 1994 Annual Report, pages 12 through 28 (the "Annual Report" incorporated into Part II).

(2) Butler Manufacturing Company Notice of Annual Meeting and Proxy Statement, dated March 9, 1995 (the "Proxy Statement" incorporated into Parts I and III).
================================================================================

                          BUTLER MANUFACTURING COMPANY

                                   FORM 10-K

                              ___________________


                  For the Fiscal Year Ended December 31, 1994

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
  Item 3.    Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        7
  Item 4     Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . .        7

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

PART III

  Item 10.   Directors and Executive Officers of the Registrant  . . . . . . . . . . . . . . . . . . .       8

  Item 11.   Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       9

  Item 12.   Security Ownership of Certain Beneficial
             Owners and Management   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       9

  Item 13.   Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . . . . .       9

PART IV

  Item 14.   Exhibits, Financial Statement Schedules and Reports
             on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     12

CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS . . . . . . . . . . . . . . . . . . . . . . . . . .     13

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

(b) Financial Information about Industry Segments

    The information required by Item 1(b) is hereby incorporated by reference to page 20 and 21 of the Company's Annual Report furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13.0 to this report (see also items 6, 7, and 8 of this report).

(c) Narrative Description of Business

Building Systems
     The Company's largest segment, Building Systems, includes the U.S. steel and wood frame pre-engineered building systems; Butler European operations consisting of 100% wholly owned subsidiaries in the United Kingdom, France, and Germany; and a 30% owned Saudi Arabian joint venture (Saudi Building Systems, Ltd.), all of which manufacture and market pre-engineered steel frame building systems; Butler Real Estate, Inc. a real estate developer; a 45% owned Japanese joint venture marketing pre-engineered building systems to Japanese firms to meet their U.S. and international building requirements; sales offices in Canada and Mexico; and representative offices in China.

     The Company's building systems consist primarily of custom designed and pre-engineered one to five-story steel and one to two-story wood framed buildings for commercial, community, industrial and agricultural uses such as office buildings, manufacturing facilities, warehouses, schools, shopping centers and farm buildings. Principal product components of the systems are structural members and a variety of pre-engineered wall and roof components. These are fabricated according to standard or customer specifications and shipped to building sites for assembly by independent dealers. Building components are manufactured in plants located at Galesburg and Charleston, Illinois; Laurinburg, North Carolina; Birmingham, Alabama; Visalia, California; Annville, Pennsylvania; San Marcos, Texas; Lester Prairie, Minnesota; Ottawa, Kansas; and Clear Brook, Virginia.

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

      The Company also competes with numerous pre-engineered steel frame building manufacturers doing business within the United States, Canada, and the United Kingdom. Approximately five of these manufacturers account for the majority of industry sales. The Company believes that its 1994 sales of steel frame pre-engineered buildings within the United States exceeded those of any other nonresidential steel frame pre-engineered buildings manufacturer, with its next largest competitors being Varco-Pruden Buildings, a division of United Dominion Industries Ltd., Ceco and Star Buildings Systems combined, a division of Robertson - Ceco Corporation, American Buildings Company, and NCI Building Systems, Inc. Competition among manufacturers of pre-engineered buildings is based primarily upon price, service, product design and performance, and marketing capabilities.

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

      The Vistawall Division designs, manufactures and sells aluminum curtain wall systems for mid and high-rise office markets, and entry doors and other standard storefront products for low-rise retail and commercial markets. The products are distributed on a material supply basis to either curtain wall erection subcontractors or general contractors, and through distribution warehouses to glazing contractors for the storefront and entry door products. Manufacturing and distribution facilities are located in Lincoln, Rhode Island; Atlanta, Georgia; Modesto and Hayward, California; Cincinnati and Cleveland, Ohio; Terrell, Houston and Dallas, Texas; Tampa, Florida; Washington, D.C.; Chicago, Illinois; and St. Louis, Missouri. The Division operates in highly competitive markets with other national manufacturers which operate multiple plants and distribution facilities, and with regional manufacturers. Competition is primarily based on cost, delivery capabilities, appearance and other specific customer requirements.

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

Seasonal Business
     Historically, the Company's sales and net earnings have been affected by cycles in the general economy which influence nonresidential construction markets (see in particular Item 7 of this report). In addition, the Company's sales usually reach a peak during the summer when construction activity is highest. Sales for the first, second, third and fourth quarters of 1994 were $117 million, $175 million, $190 million and $210 million, respectively.

Backlog
     The Company's backlog of orders believed to be firm was $237 million at December 31, 1994 and $140 million at December 31, 1993. The Construction Services segment, where margins are significantly lower than those associated with product sales, accounted for $33 million of the year-end 1994 backlog and $25 million of the year-end 1993 backlog.

Employees
     At December 31, 1994 the Company employed 3,564 persons, 2,565 of whom were non-union employees, and 999 were hourly paid employees who were members of four unions. At December 31, 1993 the Company employed 3,064 persons. A labor agreement with the union at the Buildings Division Galesburg, Illinois plant will expire in 1995.

Item 2. Properties

     The principal plants and physical properties of the Company consist of the manufacturing facilities described under Item 1, and the Company's executive offices in Kansas City. The 142,000 square foot Vistawall facility located in Lincoln, Rhode Island which has light manufacturing and fabrication operations is classified under "Assets held for sale". The 144,000 square foot Garland, Texas facility previously used for the operations of Naturalite was sold in January, 1995 and was recorded in "Investments and other assets". The proceeds from the sale were used to retire the existing mortgage on the property. Through a subsidiary, the Company also owns a land development venture with property located on a 108 acre site in San Marcos, Texas. The property is recorded in "Assets held for sale" and described in the "Real Estate Subsidiaries" footnote on page 19 in the Company's Annual Report. All other plants and offices described under Item 1 are utilized by the Company and are generally suitable and adequate for the business activity conducted therein. The Company's manufacturing facilities described under Item 1, along with current outsourcing agreements with various fabricators, have production capabilities sufficient to meet current and foreseeable needs.

     Except for leased facilities listed below, all of the Company's principal plants and offices are owned:

(1) Leased space used for the Company's executive offices in Kansas City, Missouri (104,524 sq. ft. lease expiring in the year 2001 with an option to renew).

(2) Leased space used for the Vistawall Division plant in Terrell, Texas (145,000 sq. ft. and 121,000 sq. ft. with leases expiring in 2006 and 1995, respectively, both containing options to renew), and fabrication and distribution facilities in Dallas and Houston, Texas; St. Louis, Missouri; Chicago, Illinois; Washington, D.C.; Cincinnati and Cleveland, Ohio; Atlanta, Georgia; Tampa, Florida; and Modesto and Hayward, California (215,000 sq. ft. leased with various expiration dates).

Item 3. Legal Proceedings.

      There are no material legal or environmental proceedings pending as of March 9, 1995. Proceedings which are pending consist of matters normally incident to the business conducted by the Company and taken together do not appear to be material.

Item 4. Submissions of Matters to a Vote of Security Holders.

      No matters have been submitted to a vote of stockholders since the last annual meeting of shareholders on April 19, 1994.


                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

        Incorporated by reference to the information under "Quarterly Financial Information (Unaudited)", "Price Range of Common Stock (Unaudited)" and "Historical Review 1994-1990" on pages 26 and 28 of the Annual Report.

        In September, 1994 the Board of Directors approved the resumption of a regular cash dividend, at an indicated annual rate of 40 cents per share. The initial 10 cent quarterly payment was made in October 1994. The Company has limited restrictions on the payment of dividends based on certain debt covenants of the Note Agreement dated June 1, 1994, between the Company and four insurance companies (incorporated by reference to the Form 10-Q for the quarter ended June 30, 1994, as indicated under Item 14). As of December
31, 1994 the Company had approximately $23.4 million of retained earnings available for cash dividends.

Item 6. Selected Financial Data.

      Incorporated by reference to the information under "Historical Review 1994-1990" on page 28 of the Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Incorporated by reference to the information under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 12 and 13 of the Annual Report.

Item 8. Financial Statements and Supplementary Data.

      Incorporated by reference to the consolidated financial statements and related notes on pages 14 through 27 of the Annual Report.

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

Corporate Executive Officers

Robert H. West - age 56, Chairman of the Board and Chief Executive Officer; Chairman of the Executive Committee and member of the Board Organization Committee. He joined the Company in 1968, became President in 1978 and Chairman of the Board in 1986. Mr. West is a director of Commerce Bancshares, Inc., Santa Fe Pacific Corp., Kansas City Power & Light Company, and St. Luke's Hospital. He is a trustee of the University of Missouri at Kansas City.

Donald H. Pratt - age 57, President; member of the Executive Committee. He joined Butler in 1965, became Executive Vice President in 1980, and President of the Company in 1986. Mr. Pratt is also a director of Union Bancshares, Inc., Wichita, Kansas, and is a trustee of the Kansas City Art Institute and Midwest Research Institute. He serves on the FFA Sponsors Advisory Board.

Richard O. Ballentine - age 58, Vice President, General Counsel, and Secretary since 1978. He joined Butler in 1975 as Vice President - Legal.

John T. Cole - age 44, Controller since 1990. He joined Butler in 1977 and previously was Corporate Audit Manager.

John J. Holland - age 44, Vice President - Finance since 1990. He joined Butler in 1980 and became Vice President - Controller in 1986.

John W. Huey - age 47, Vice President - Administration since 1993 and Assistant Secretary since 1987. He joined Butler in 1978 and was previously Assistant General Counsel.

Larry C. Miller - age 38, Treasurer since 1989. He joined Butler in 1980 and became Assistant Treasurer in 1985.

Division Executive Officers

Moufid (Mike) Alossi - age 52, President, Butler World Trade since 1993. He joined Butler in 1968 and previously was Vice President-International Sales and Marketing.

William D. Chapman - age 52, President, International Operations since 1992. He joined Butler in 1979 and was previously Vice President, International Operations.

Thomas J. Hall - age 49, President, Butler Real Estate, Inc. since 1991. He joined Butler in 1969, and was named Vice President and General Manager of Butler Real Estate, Inc. in 1987.

Larry D. Hayes - age 56, President, Lester Building Systems Division since 1991. He joined Butler in 1975 and previously was President, Rural Systems Division.

Richard S. Jarman - age 48, President, Buildings Division since 1986. He joined Butler in 1974.

William L. Johnsmeyer - age 47, President Butler Construction (Bucon, Inc.) since 1990. He joined Butler in 1982 and became President, Walker Division in 1984.

Robert J. Kronschnabel - age 59, President, Grain Systems Division since 1994. He joined Butler in 1979 and was previously President, Naturalite/EPI in 1988 and became Vice President and General Manager, Grain Systems Division in 1991.

Nelson R. Markel - age 48, Managing Director, Butler Europe since 1991 and was previously Marketing Manager, Buildings Division.

Ronald F. Rutledge - age 53, President Vistawall Division since 1984 when he joined Butler.

Item 11. Executive Compensation.

      Incorporated by reference to the information under "Report on Executive Compensation", "Summary Compensation Table" and "Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table" on pages 7 through 11 of the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      Incorporated by reference to the information under "Beneficial Ownership Table" on pages 13 and 14 of the Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

      Incorporated by reference to the information under "Election of Class C Directors" on pages 2 through 9 and "Report on Executive Compensation" in the Proxy Statement.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

   The following documents are filed as part of this report:

   (a)  Financial Statements:

     Consolidated Balance Sheets as of December 31, 1994 and 1993.


     Consolidated Statements of Earnings and Retained Earnings - Years Ended December 31, 1994, 1993 and 1992.

     Consolidated Statements of Cash Flow - Years Ended December 31, 1994, 1993 and 1992.

     Notes to Consolidated Financial Statements.

     The foregoing have been incorporated by reference to the Annual Report as indicated under Item 8.

   (b)  Financial Statement Schedules:

     Auditors' Report on Financial Statement Schedule

     IX  -    Valuation and Qualifying Accounts

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

   (c)  Exhibits:

        3.1 Certificate of Incorporation (incorporated by reference to Exhibit 3.5 to Company's Form 10-K for year ended,
              December 31, 1986).

        3.2 Bylaws of Butler Manufacturing Company (incorporated by reference to Exhibit 3.7 to Company's Form 10-K for year ended
              December 31, 1987).

        4.1 Note Agreement between the Company and four Insurance Companies dated as of June 1, 1994 (incorporated by reference to Exhibit 4 of the Company's Form 10-Q for the quarter ended
              June 30, 1994).

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

    10.4 Form of Change of Control Employment Agreements, as amended, between the Company and each of six executive officers (incorporated by reference to Exhibit 10.3 to the Company's Form 10-K for the year ended December 31,1990).

    10.5 Copy of Butler Manufacturing Company Supplemental Benefit Plan as amended and restated.

    10.6 Form of Butler Manufacturing Company Split Dollar Life Insurance Agreement (Collateral Assignment Method; Bonus Arrangement) entered into between the Company and certain executive officers.

    10.7 Form of Butler Manufacturing Company Split Dollar Life Insurance Agreement (Collateral Assignment Method; Roll Out Arrangement) entered into between the Company and certain executive officers.

    13.0 Butler Manufacturing Company 1994 Annual Report (only the information expressly incorporated herein by reference).

    22.0 Set forth below is a list as of March 9, 1995 of subsidiaries of the Company and their respective jurisdictions of incorporation. Subsidiaries not listed, when considered in the aggregate as a single subsidiary, do not constitute a significant subsidiary.

                                                              Jurisdiction of
          Subsidiary                                          Incorporation
          ----------                                          -------------
          Butler Export, Inc.                                  Barbados
          Butler Building Systems, Ltd.                        Scotland
          Butler Bausysteme GmbH                               Germany
          Butler Systemes de Construction SARL                 France
          BMC Real Estate, Inc.                                Delaware
          BUCON, Inc.                                          Delaware
          Butler Real Estate, Inc.                             Delaware
          Butler Holdings, Inc.                                Delaware
          Lester's of Minnesota, Inc.                          Minnesota

    24.0    Power of Attorney to sign this Report by each director.

    27.0    Financial Data Schedule

     No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1994.

     The calculation of the aggregate market value of the Common Stock of the Company held by non-affiliates as reflected on the front of the cover page is based on the assumption that non-affiliates do not include directors. Such assumption does not reflect a belief by the Company or any director that any director is an affiliate of the Company.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of March, 1995.

                                     BUTLER MANUFACTURING COMPANY

                                     BY /S/ Robert H. West
                                        ---------------------------------
                                        Robert H. West
                                        Chairman of the Board

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the dates indicated.

/S/ Robert H. West                                  Chairman of the Board                     March 8, 1995
-------------------------------------------------   (Principal Executive Officer)
                 Robert H. West

/S/ John J. Holland                                 Vice President-Finance                    March 8, 1995
-------------------------------------------------   (Principal Financial Officer)
                John J. Holland

/S/ John T. Cole                                    Controller                                March 8, 1995
-------------------------------------------------   (Principal Accounting Officer)
                 John T. Cole

/S/ Harold G. Bernthal                                                                        March 20, 1995
By Richard O. Ballentine,
Attorney-in-fact
-------------------------------------------------    Director
            Harold G. Bernthal

/S/ Robert E. Cook                                                                            March 20, 1995
By Richard O. Ballentine,
Attorney-in-fact
-------------------------------------------------    Director
            Robert E. Cook

/S/ Alan M. Hallene                                                                           March 11, 1995
-------------------------------------------------    Director
            Alan M. Hallene

/S/ C.L. William Haw                                                                          March 17, 1995
-------------------------------------------------    Director
            C.L. William Haw

/S/ George E. Powell, Jr.                                                                     March 11, 1995
-------------------------------------------------    Director
            George E. Powell, Jr.

/S/ Donald H. Pratt                                                                           March 10, 1995
-------------------------------------------------   Director
              Donald H. Pratt

/S/ Robert J. Reintjes, Sr.                                                                   March 10, 1995
-------------------------------------------------    Director
           Robert J. Reintjes, Sr.

/S/ Judith A. Rogala                                                                          March 20, 1995
By Richard O. Ballentine,
Attorney-in-fact
-------------------------------------------------    Director
            Judith A. Rogala





              CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Butler Manufacturing Company

      We consent to the incorporation by reference in Registration Statements Nos. 33-14464, 2-63830, 2-55753 and 2-36370 on Form S-8 and the related
Prospectus dated June 11, 1987, with Appendix dated March 7, 1995, of Butler Manufacturing Company of our report dated February 3, 1995 which contained an explanatory paragraph regarding the adoption of Statements of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and No. 109, "Accounting for Income Taxes", relating to the consolidated balance sheets of Butler Manufacturing Company and subsidiaries as of December 31, 1994, and 1993, and the related consolidated statements of earnings and retained earnings and cash flows and the related schedule for each of the years in the three-year period ended December 31, 1994, which reports appear in or are incorporated by reference in the Annual Report on Form 10-K of Butler Manufacturing Company for the fiscal year ended December 31, 1994. We also consent to the reference to our firm under the heading "Experts" in the Prospectus to the Registration Statements.


                                         /S/ KPMG PEAT MARWICK LLP
                                         -------------------------
                                             KPMG PEAT MARWICK LLP
Kansas City, Missouri
March 24, 1995

                 BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                             KANSAS CITY, MISSOURI

                   Consolidated Financial Statement Schedules
                                  (Form 10-K)

                        December 31, 1994, 1993 and 1992

                        (With Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Butler Manufacturing Company:

Under date of February 3, 1995, we reported on the consolidated balance sheets of Butler Manufacturing Company and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of earnings and retained earnings and cash flows for each of the years in the three-year period ended December 31, 1994, as contained in the 1994 Annual Report. That report included an explanatory paragraph regarding the adoption of Statements of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and No. 109, "Accounting for Income Taxes".
These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the year 1994. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material aspects, the information set forth therein.


                                                       /S/ KPMG PEAT MARWICK LLP
                                                       -------------------------
                                                           KPMG PEAT MARWICK LLP
Kansas City, Missouri
February 3, 1995

                                  SCHEDULE IX

                 BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES

                       Valuation and Qualifying Accounts

                             (Thousands of Dollars)



                                                          Additions                     Deductions
                                                     -------------------   --------------------------------
                                      Balance at      Charged                Credited   Charged off             Balance
                                       beginning        to                      to        net of               at close
Description                            of year        earnings   Other        earnings   recoveries    Other    of year
-------------------------------      ------------     --------   ----        ---------  -----------    ----    ---------
                                                                               (B)                      (A)
Year ended December 31, 1994:
For possible losses on accounts
receivable                                $1,088      $  990     $   10       $   0       $  724     $   0       $1,364
                                          ======      ======     ======       =====       ======     =====       ======
Year ended December 31, 1993:
For possible losses on accounts
receivable                                $1,163      $  767     $   99       $   0       $  764     $ 177       $1,088
                                          ======      ======     ======       =====       ======     =====       ======
Year ended December 31, 1992:
For possible losses on accounts
receivable                                $1,436    $  1,109     $   58     $   300     $  1,099     $  41       $1,163
                                          ======    ========     ======     =======     ========     =====       ======


(A)  Includes acquisition and disposition of divisions and subsidiaries.

(B) "Credited to earnings" reflects adjustments to the original estimated loss provision for receivables. This adjustment is due to a reassessment of the collection status of trade receivables made during the year.