Form 10-Q
period 1995-03-31
BUTLER MANUFACTURING CO
filed 1995-05-12
CIK 15840

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

                       Quarterly Report Under Section 13
                                or 15(d) of the
                        Securities Exchange Act of 1934

                           Commission File No. 0-603

                        FOR QUARTER ENDED MARCH 31, 1995

                          BUTLER MANUFACTURING COMPANY

                       Incorporated in State of Delaware

                          BMA Tower - Penn Valley Park
                             Post Office Box 419917
                       Kansas City, Missouri  64141-0917

                             Phone:  (816) 968-3000
               I.R.S. Employer Identification Number:  44-0188420

                     Shares of common stock outstanding at
                           MARCH 31, 1995:  4,908,553


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

ITEM 1.  Financial Statements

  (1)    Condensed Consolidated Financial Statements (unaudited):

         Consolidated Statements of Operations for the Three Month
         Periods Ended March 31, 1995 and 1994.                             3

         Consolidated Balance Sheets as of March 31, 1995 and
         December 31, 1994.                                                 4

         Consolidated Statements of Cash Flows for the Three Month
         Periods Ended March 31, 1995 and 1994.                             5

  (2)    Statement as to Review and Presentation.                           5

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
  Results of Operations.                                                    6

PART II. - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K                                   7

                 BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

           For the three month periods ended March 31, 1995 and 1994

                                  (unaudited)
                   ($000's omitted except for per share data)


                                                        Three months ended
                                                            March 31,
                                                   ------------------------------
                                                      1995               1994
                                                   ----------          ---------
Net sales                                           $ 194,852          $ 117,067
Cost of sales                                         162,708             99,203
                                                    ---------          ---------
    Gross profit                                       32,144             17,864

Selling, general, and administrative expenses          24,316             18,958
                                                    ---------          ---------
    Operating income (loss)                             7,828             (1,094)

International joint venture income (loss), net            393                550
Other income (expense), net                              (544)              (602)
                                                    ---------          ---------
    Earnings (loss) before interest and taxes           7,677            (1,146)

Interest expense                                        1,036                731
                                                    ---------          ---------
    Pretax earnings (loss)                              6,641             (1,877)

Income tax expense (benefit)                            3,029               (476)
                                                    ---------          ---------
    Net earnings (loss)                             $   3,612          $  (1,401)
                                                    =========          =========

Earnings (loss) per common share*                   $     .72          $    (.29)
                                                    =========          =========

*Earnings (loss) per common share are based on net earnings (loss) and the average number of common shares outstanding during each period. The weighted average number of shares outstanding used in the computation of earnings (loss) per common share are as follows:

    Three months ended March 31, 1995                           5,040,281
    Three months ended March 31, 1994                           4,751,792

                 BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                      March 31, 1995 and December 31, 1994

                                  (unaudited)
                                (000's omitted)

                                                                    1995           1994
                                                                -----------     ----------
ASSETS
    Current assets:
        Cash                                                    $       21       $    5,284
        Receivables, net                                            96,024           95,277
        Inventories:
             Raw materials                                          47,410           34,732
             Work in process                                         6,382            5,462
             Finished goods                                         35,477           28,105
             Lifo reserve                                           (9,699)          (9,393)
                                                                ----------       ----------
                  Total inventory                                   79,570           58,906

        Real estate developments in progress                        10,500           15,985
        Deferred tax assets                                          7,538            7,538
        Other current assets                                         6,258            5,662
                                                                ----------       ----------
             Total current assets                                  199,911          188,652

    Investments and other assets, at cost                           21,434           20,371
    Assets held for sale                                            13,587           13,587
    Property, plant and equipment, at cost                         188,902          184,576
        Less accumulated depreciation                             (137,818)        (136,050)
                                                                ----------       ----------
             Net property, plant and equipment                      51,084           48,526
                                                                ----------       ----------
                                                                $  286,016       $  271,136
                                                                ==========       ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
        Notes payable                                           $   11,908               70
        Current maturities of long-term debt                           466            2,474
        Accounts payable                                            86,476           81,092
        Dividends payable                                              ---              487
        Accrued liabilities                                         41,461           46,987
        Taxes on income                                              6,941            4,970
                                                                ----------       ----------
             Total current liabilities                             147,252          136,080

    Deferred taxes on income                                         4,685            4,685
    Other noncurrent liabilities                                    11,125           11,006
    Long-term debt, less current maturities                         40,182           40,263

    Shareholders' equity:
        Common stock, no par value, authorized
             13,000,000 shares, issued 6,058,800 shares,
             at stated value                                        12,623           12,623
        Cumulative foreign currency translation adjustment             351              194
        Retained earnings                                          102,143           99,579
                                                                ----------       ----------
                                                                   115,117          112,396
    Less cost of common stock in treasury, 1,150,247
        shares in 1995 and 1,188,885 shares in 1994                 32,345           33,294
                                                                ----------       ----------
        Total shareholders' equity                                  82,772           79,102
                                                                ----------       ----------
                                                                $  286,016       $  271,136
                                                                ==========       ==========

                 BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

           For the three month periods ended March 31, 1995 and 1994

                                  (unaudited)
                                (000's omitted)

                                                                      1995                          1994
                                                                ---------------               -----------------
Cash flows from operating activities:
   Net earnings (loss)                                              $       3,612          $      (1,401)
   Adjustments to reconcile net earnings (loss) to net
     cash provided by operating activities:
     Depreciation, amortization, other                                      1,945                  1,895
     Equity (earnings) loss of international joint ventures                   (50)                  (196)
   Change in assets and liabilities:
     Receivables                                                             (747)                (6,770)
     Inventories                                                          (20,664)               (15,120)
     Real estate developments in progress                                   5,485                 (1,070)
     Other current assets                                                    (596)                  (836)
     Current liabilities excluding short-term debt                          1,829                  9,148
                                                                    -------------          -------------
     Net cash used in operating activities                                 (9,186)               (14,350)

Cash flows from investing activities:
   Capital expenditures                                                    (4,129)                (1,229)
   Sale of Walker                                                             ---                 (7,343)
   Net changes in other noncurrent assets                                  (2,187)                 2,318
   Common stock dividend
     from international joint ventures                                        800                  1,000
                                                                    -------------          -------------
     Net cash used in investing activities                                 (5,516)                (5,254)

Cash flows from financing activities:
   Payment of Dividends                                                      (978)                   ---
   Net change in long-term debt                                               (88)                (2,127)
   Net change in short-term debt                                            9,830                  7,186
   Sale and issuance of treasury stock                                      1,738                  1,054
   Purchase of treasury stock                                                (789)                   (53)
   Net changes in other noncurrent liabilities                               (432)                    (7)
                                                                    -------------          -------------
     Net cash provided by financing activities                              9,281                  6,053

Effect of exchange rate changes on cash                                       158                   (260)
                                                                    -------------          -------------
   Net decrease in cash and cash equivalents                               (5,263)               (13,811)
Cash and cash equivalents at beginning of year                              5,284                 14,853
                                                                    -------------          -------------

Cash and cash equivalents at end of period                         $           21          $       1,042
                                                                   ==============          =============

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
Cash and equivalents decreased $5.3 million in the first three months of 1995. This was primarily due to an increase in inventory investment to take advantage of favorable purchasing opportunities and anticipated stronger shipping schedules in the second quarter. The increase in capital expenditures was due largely to the expansion of the San Marcos, Texas metal buildings facility. In addition, short-term borrowings were utilized to finance the temporary working capital increase. For the three months ended March 31, 1995, domestic short-term borrowings averaged $7 million for 54 days compared to $4 million for 3 days in 1994.

The Company's domestic operation has $50 million in short-term credit facilities available. As of March 31, 1995, $9 million of the credit line was utilized to provide a bank letter of credit arrangement to secure insurance obligations. Subsequent to the end of the first quarter, the Company obtained $6.25 million of Industrial Revenue Bond financing to fund the expansion of its San Marcos, Texas facility. The bonds mature in the year 2015, and pay a floating interest rate. Management believes the Company's operating cash flow, along with the bank credit lines, are sufficient to meet future liquidity requirements.

Butler Building Systems, Ltd., the Company's United Kingdom subsidiary, maintains a separate line of credit with its local bank for approximately $2.4 million at current exchange rates. Management believes that this separate bank line of credit is sufficient to meet future liquidity requirements.

Capital expenditures were $4.1 million for the first three months of 1995 compared to $1.2 million a year ago. The increase is due in large part to the expansion of the San Marcos, Texas facility. Total capital expenditures are expected to be approximately $20 million in 1995 compared to actual expenditures of $13.7 million in 1994. During 1995, in anticipation of continuing growth in metal building systems sales, the Company is expanding its plant capacity in the Buildings Systems Segment.

RESULTS OF OPERATIONS
Net sales of $194.9 million for the quarter ended March 31, 1995 were 66% higher than a year ago. The majority of the increase is attributable to a record backlog at the end of 1994, as well as unusually mild winter weather, which allowed construction job sites in most areas of the country to remain productive during the industry's traditionally slower winter construction season.

The first quarter 1995 consolidated gross profit was $32.1 million compared to $17.9 million a year ago. The major contributors to the improvement were the Building Systems Segment and the Other Building Products Segment through increased volume and improved margins.

Net earnings for the quarter ended March 31, 1995 were $3.6 million or $.72 per common share compared to a net loss of $1.4 million or $.29 per common share a year ago. The improvement was due to the strong increase in quarterly sales of the Company's Building Systems segment, and in particular, the U.S. Metal Buildings Division. Shipments were at an all time record level for the first quarter, and pretax profits rose accordingly. Revenues of the Lester wood frame buildings division were up 26%. Butler Real Estate, the Company's real estate development unit, had a solid first quarter. Export sales were also up significantly.

The Construction Services Segment recorded sales about even with the previous year's first quarter, but incurred a loss due to increased costs on certain projects and start-up costs related to Butler Construction International.

The Other Building Products Segment had an impressive first quarter, as well. The Vistawall Division's revenues increased 38% over the first quarter of 1994 with outstanding pretax profits. The Grain Systems Division recorded breakeven results during its seasonally slow first quarter.

For additional information, see the letter to shareholders at Exhibit 19.

PART II. - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

  (a)    Exhibits.

         (15) Letter from independent public accountants pursuant to paragraph (d) of Rule 10-01 of Regulation S-X and related letter.

         (19)    April 13, 1995 letter to shareholders.

         (27)    Financial Data Schedule

  (b)    Reports on Form 8-K.

         The Company has not filed any reports on Form 8-K during the quarter ended March 31, 1995.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



BUTLER MANUFACTURING COMPANY


May 5, 1995                             /s/ John J. Holland
- ---------------------                   ---------------------------------
Date                                    John J. Holland
                                        Vice President - Finance
                                        and Chief Financial Officer


May 5, 1995                             /s/ Richard O. Ballentine
- ---------------------                   ---------------------------------
Date                                    Richard O. Ballentine
                                        Vice President, General Counsel
                                        and Secretary

                                 EXHIBIT INDEX

Exhibit
Number               Description
- -------              ---------------------------------------------------------
15                   Letter from independent public accountants pursuant to
                     paragraph (d) of Rule 10-01 of Regulation S-X and related letter.

19                   April 13, 1995 letter to shareholders.

27                   Financial Data Schedule