Form 10-Q
period 1995-06-30
BUTLER MANUFACTURING CO
filed 1995-08-10
CIK 15840

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

                       Quarterly Report Under Section 13
                                or 15(d) of the
                        Securities Exchange Act of 1934

                           Commission File No. 0-603

                        FOR QUARTER ENDED JUNE 30, 1995

                          BUTLER MANUFACTURING COMPANY

                       Incorporated in State of Delaware

                          BMA Tower - Penn Valley Park
                             Post Office Box 419917
                        Kansas City, Missouri 64141-0917

                             Phone: (816) 968-3000
               I.R.S. Employer Identification Number: 44-0188420

                     Shares of common stock outstanding at
                            JUNE 30, 1995: 7,497,575

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
ITEM 1.   Financial Statements

       (1)    Condensed Consolidated Financial Statements (unaudited):

              Consolidated Statements of Earnings for the Three and Six Month
              Periods Ended June 30, 1995 and 1994.                                                         3

              Consolidated Balance Sheets as of June 30, 1995 and
              December 31, 1994.                                                                            4

              Consolidated Statements of Cash Flows for the Six Month
              Periods Ended June 30, 1995 and 1994.                                                         5

       (2)    Statement as to Review and Presentation.                                                      5

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
        Results of Operations.                                                                              6-7

PART II. - OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K                                                                  8

PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements

                 BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

       For the three and six month periods ended June 30, 1995 and 1994

                                  (unaudited)
                  ($000's omitted except for per share data)

                                                   Three months ended         Six months ended
                                                         June 30,                  June 30,
                                                 ----------------------    ----------------------
                                                      1995         1994         1995         1994
                                                 ---------    ---------    ---------    ---------
Net sales                                        $ 206,771    $ 175,422    $ 401,623    $ 292,489
Cost of sales                                      168,748      143,936      331,456      243,139
                                                 ---------    ---------    ---------    ---------
     Gross profit                                   38,023       31,486       70,167       49,350

Selling, general, and administrative expenses       25,352       20,613       49,668       39,571
                                                 ---------    ---------    ---------    ---------
     Operating income                               12,671       10,873       20,499        9,779

International joint venture income (loss), net         151          220          544          770
Other income (expense), net                           (378)        (468)        (922)      (1,070)
                                                 ---------    ---------    ---------    ---------
      Earnings before interest and taxes            12,444       10,625       20,121        9,479
Interest expense                                     1,181        1,030        2,217        1,761
                                                 ---------    ---------    ---------    ---------
     Pretax earnings                                11,263        9,595       17,904        7,718

Income tax expense                                   5,080        4,514        8,109        4,038
                                                 ---------    ---------    ---------    ---------
     Net earnings                                $   6,183    $   5,081    $   9,795    $   3,680
                                                 =========    =========    =========    =========

Earnings per common share*                       $     .81    $     .70    $    1.29    $     .51
                                                 =========    =========    =========    =========


*Earnings per common share are based on net earnings and the average number of common shares outstanding during each period. The earnings per share amounts for 1995 and 1994 have been restated to reflect the effect of the 3 for 2 stock split for stockholders of record on June 30, 1995. The weighted average number of shares outstanding used in the computation of earnings per common share are as follows:

          Three months ended June 30, 1995                             7,630,113
          Three months ended June 30, 1994                             7,304,501
          Six months ended June 30, 1995                               7,595,268
          Six months ended June 30, 1994                               7,216,095

                 BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      June 30, 1995 and December 31, 1994

                                  (unaudited)
                                (000's omitted)

                                                                          1995         1994
                                                                       ---------    ---------
ASSETS
     Current assets:
         Cash                                                          $   3,068    $   5,284
         Receivables, net                                                 95,519       95,277
         Inventories:
              Raw materials                                               40,151       34,732
              Work in process                                              6,301        5,462
              Finished goods                                              22,170       28,105
              Lifo reserve                                               (10,288)      (9,393)
                                                                       ---------    ---------
                 Total inventory                                          58,334       58,906

         Real estate developments in progress                             10,054       15,985
         Deferred tax assets                                               7,538        7,538
         Other current assets                                              8,917        5,662
                                                                       ---------    ---------
              Total current assets                                       183,430      188,652

     Investments and other assets, at cost                                18,820       20,371
     Assets held for sale                                                 13,260       13,587
     Property, plant and equipment, at cost                              193,462      184,576
         Less accumulated depreciation                                  (139,132)    (136,050)
                                                                       ---------    ---------
              Net property, plant and equipment                           54,330       48,526
                                                                       ---------    ---------
                                                                       $ 269,840    $ 271,136
                                                                       =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
         Notes payable                                                 $   4,227    $      70
         Current maturities of long-term debt                                698        2,474
         Accounts payable                                                 68,117       81,092
         Dividends payable                                                   750          487
         Accrued liabilities                                              41,759       46,987
         Taxes on income                                                   4,006        4,970
                                                                       ---------    ---------
              Total current liabilities                                  119,557      136,080

     Deferred taxes on income                                              4,685        4,685
     Other noncurrent liabilities                                         10,609       11,006
     Long-term debt, less current maturities                              45,185       40,263

     Shareholders' equity:
         Common stock, no par value, authorized 13,000,000 shares,
           issued 9,088,200 shares, at stated value                       12,623       12,623
         Cumulative foreign currency translation adjustment                  272          194
         Retained earnings                                               107,384       99,579
                                                                       ---------    ---------
                                                                         120,279      112,396
     Less cost of common stock in treasury, 1,591,114 shares in 1995
       and 1,783,328 shares in 1994                                       30,475       33,294
                                                                       ---------    ---------
         Total shareholders' equity                                       89,804       79,102
                                                                       ---------    ---------
                                                                       $ 269,840    $ 271,136
                                                                       =========    =========

                 BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

            For the six month periods ended June 30, 1995 and 1994

                                  (unaudited)
                                (000's omitted)

                                                                       1995        1994
                                                                     --------    --------
Cash flows from operating activities:
     Net earnings                                                    $  9,795    $  3,680
     Adjustments to reconcile net earnings  to net cash (used in)
     provided by operating activities:
         Depreciation, amortization, other                              4,056       3,896
         Equity in (earnings) loss of international joint ventures        (83)       (387)
     Change in assets and liabilities:
         Receivables                                                     (242)    (20,063)
         Inventories                                                      957     (13,177)
         Real estate developments in progress                           5,931      (4,138)
         Other current assets                                          (3,246)       (409)
         Current liabilities excluding short-term debt                (19,167)     29,393
                                                                     --------    --------
              Net cash used in operating activities                    (1,999)     (1,205)

Cash flows from investing activities:
     Capital expenditures                                              (9,211)     (3,490)
     Sale of Walker                                                        --      (8,487)
     Acquisition of new business                                         (994)         --
     Net changes in other noncurrent assets                             2,313       1,316
     Common stock dividend
       from international joint venture                                   799       1,000
                                                                     --------    --------
         Net cash used in investing activities                         (7,093)     (9,661)

Cash flows from financing activities:
     Payment of dividends                                                (978)         --
     Proceeds from issuance of long-term debt                           4,011      35,000
     Repayment of long-term debt                                         (177)    (24,857)
     Net change in short-term debt                                      2,141      (8,134)
     Sale and issuance of treasury stock                                5,978       1,709
     Purchase of treasury stock                                        (3,159)       (106)
     Net changes in other noncurrent liabilities                       (1,019)          4
                                                                     --------    --------
         Net cash provided by financing activities                      6,797       3,616

Effect of exchange rate changes on cash                                    79          22
                                                                     --------    --------
     Net decrease in cash and cash equivalents                         (2,216)     (7,228)
Cash and cash equivalents at beginning of year                          5,284      14,853
                                                                     --------    --------
Cash and cash equivalents at end of period                           $  3,068    $  7,625
                                                                     ========    ========


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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Cash and equivalents decreased $2.2 million in the first six months of 1995 primarily due to a significant decrease in payables due to the timing of vendor payments and increased capital expenditures. The increase in capital expenditures was due largely to the expansion of the San Marcos, Texas metal buildings facility. For the six months ended June 30, 1995, domestic short-term borrowings averaged $8.0 million for 124 days compared to $7.1 million for 59 days in 1994.

The Company currently has revolving credit facilities aggregating $50 million, provided by four banking institutions, to meet the needs of both the Company and the Company's subsidiary, Butler Real Estate, Inc. As of June 30, 1995, $9 million of the credit line was utilized to provide a bank letter of credit to secure insurance obligations. In the second quarter the Company obtained $6.25 million of Industrial Revenue Bond financing to fund expansion of its San Marcos, Texas facility. The bonds mature in the year 2015, and pay a floating interest rate. The bonds are also secured by a bank letter of credit issued by NationsBank of Texas subject to a reimbursement agreement.

Butler Building Systems, Ltd., the Company's United Kingdom subsidiary, maintains a separate line of credit with its local bank for approximately $2.4 million at current exchange rates. In the second quarter, the Company invested $2.0 million in its United Kingdom subsidiary to reduce bank debt. Management believes a combination of funding from the bank line of credit and additional investment from the Company, as required, will be sufficient to meet liquidity requirements.

At its meeting in June, the Board of Directors approved a 3 for 2 stock split and a 50% increase in the quarterly cash dividend. Both the stock split and the quarterly dividend at the new rate of 15 cents per share on a pre-split basis were paid July 17, 1995, to stockholders of record on June 30, 1995.

In June 1995, the Vistawall Division completed the purchase of certain assets of Skywall, Inc., a producer of translucent panel systems sold into the architectural and industrial markets. This product line complements the existing Naturalite skylight and Vistawall curtain wall glass systems.

Capital expenditures were $9.2 million for the first six months of 1995 compared to $3.5 million a year ago. The increase is due in large part to the expansion of the San Marcos, Texas facility. Total capital expenditures are expected to be approximately $25.0 million in 1995 compared to actual expenditures of $13.7 million in 1994. The majority of 1995 capital expenditures will be invested in the Buildings Systems Segment.

RESULTS OF OPERATIONS
Net sales of $206.8 million for the quarter ended June 30, 1995 were 18% higher than a year ago. The majority of the increase is due in large part to increases in volume in the Building Systems Segment and Other Buildings Segment due to an improved non-residential construction market. For the six months ended June 30, 1995, net sales were $401.6 million, or a 37% increase over a year ago. The Buildings Systems Segment and Other Building Products Segment contributed to the majority of the increase. More specifically, the Buildings Division's U.S. metal buildings business and Vistawall Division's sales were both sharply higher than during the same period last year.

The second quarter 1995 consolidated gross profit was $38.0 million compared to $31.5 million a year ago. The major contributor to the improvement was the Buildings Systems Segment through increased volume and improved margins. For the six months ended June 30, 1995, consolidated gross profit was $70.2 million, or a 42% increase over a year ago. The increase was due to improved results in the Buildings Systems Segment and Other Building Products Segment.

Net earnings for the quarter ended June 30, 1995 were $6.2 million or $.81 per common share, compared to net earnings of $5.1 million or $.70 per common share a year ago. The improvement in net earnings was due to the increase in sales and improved margins of the Building Systems Segment and increased sales of the Other Building Products Segment. The net earnings for the six months ended June 30, 1995 were $9.8 million or $1.29 per common share, compared to $3.7 million or $.51 per common share a year ago. The improvement was primarily due to the increase in volume of business and improved margins in the Building Systems Segment. The Other Building Products Segment's sales also increased dramatically with margin as a percent of sales remaining relatively constant. The Company's European buildings business reported a loss for the six months ended June 30, 1995 approximately equal to that of a year ago.

For additional information, see the letter to shareholders at Exhibit 19.

PART II. - OTHER INFORMATION

ITEM 6.      Exhibits and Reports on Form 8-K.

       (a)    Exhibits.

              (15) Letter from independent public accountants pursuant to paragraph (d) of Rule 10-01 of Regulation S-X and related letter.

              (19) July 17, 1995 letter to shareholders (without financial statements).

              (27)    Financial Data Schedule

       (b)    Reports on Form 8-K.

              The Company has not filed any reports on Form 8-K during the quarter ended June 30, 1995.

Agreements relating to the Industrial Revenue Bond issue referred to in the Management Discussion and Analysis section are not being filed as exhibits pursuant to Rule 601(b) (4) (iii) (A) of Regulation S-K. The agreements will be furnished to the Commission upon request.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUTLER MANUFACTURING COMPANY

08/04/95                                    /s/  John J. Holland
----------   --------------------------------------------------------------
Date                                            John J. Holland
                                                Vice President - Finance
                                                and Chief Financial Officer

08/04/95                                    /s/ Richard O. Ballentine
----------   ----------------------------------------------------------------
Date                                            Richard O. Ballentine
                                                Vice President, General Counsel
                                                and Secretary

                                 EXHIBIT INDEX

Exhibit
Number           Description
-------          -----------------------------------------------------------
  15             Letter from independent public accountants pursuant to
                 paragraph (d) of Rule 10-01 of Regulation S-X and related letter.

  19 July 17, 1995 letter to shareholders (without financial statements).

  27             Financial Data Schedule