Form 10-Q
period 1995-09-30
BUTLER MANUFACTURING CO
filed 1995-11-08
CIK 15840

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

                       Quarterly Report Under Section 13
                                or 15(d) of the
                        Securities Exchange Act of 1934

                           Commission File No. 0-603

                      FOR QUARTER ENDED SEPTEMBER 30, 1995

                          BUTLER MANUFACTURING COMPANY

                       Incorporated in State of Delaware

                          BMA Tower - Penn Valley Park
                             Post Office Box 419917
                       Kansas City, Missouri  64141-0917

                             Phone:  (816) 968-3000
             I.R.S. Employer Identification Number:  44-0188420

                     Shares of common stock outstanding at
                         SEPTEMBER 30, 1995:  7,527,430


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
ITEM 1.      Financial Statements

      (1)    Condensed Consolidated Financial Statements (unaudited):

             Consolidated Statements of Earnings for the Three and Nine Month
             Periods Ended September 30, 1995 and 1994.                                                       3

             Consolidated Balance Sheets as of September 30, 1995 and
             December 31, 1994.                                                                               4

             Consolidated Statements of Cash Flows for the Nine Month
             Periods Ended September 30, 1995 and 1994.                                                       5

      (2)    Statement as to Review and Presentation.                                                         5

ITEM 2.      Management's Discussion and Analysis of Financial Condition and
         Results of Operations.                                                                               6-7

PART II.  -  OTHER INFORMATION

ITEM 6.      Exhibits and Reports on Form 8-K                                                                 8

                 BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

     For the three and nine month periods ended September 30, 1995 and 1994

                                  (unaudited)
                   ($000's omitted except for per share data)



                                                                  Three months ended                      Nine months ended
                                                                    September 30,                           September 30,
                                                           -------------------------------           ---------------------------
                                                                 1995                 1994                 1995             1994
                                                           ----------           ----------            ----------      ----------
Net sales                                                  $  206,634           $  189,645            $  608,257      $  482,134
Cost of sales                                                 165,002              154,658               496,458         397,797
                                                           ----------           ----------            ----------      ----------
    Gross profit                                               41,632               34,987               111,799          84,337

Selling, general, and administrative expenses                  26,346               21,766                76,014          61,337
                                                           ----------           ----------            ----------      ----------
    Operating income                                           15,286               13,221                35,785          23,000

International joint venture income (loss), net                    (29)                 201                   515             971
Other income (expense), net                                      (700)                (428)               (1,622)         (1,498)
                                                           ----------           ----------            ----------      ----------
      Earnings before interest and taxes                       14,557               12,994                34,678          22,473
Interest expense                                                  893                1,032                 3,110           2,793
                                                           ----------           ----------            ----------      ----------
    Pretax earnings                                            13,664               11,962                31,568          19,680

Income tax expense                                              5,995                5,327                14,104           9,365
                                                           ----------           ----------            ----------      ----------
    Net earnings                                           $    7,669           $    6,635            $   17,464      $   10,315
                                                           ==========           ==========            ==========      ==========
Earnings per common share*                                 $     1.00           $      .89            $     2.29      $     1.41
                                                           ==========           ==========            ==========      ==========


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

         Three months ended September 30, 1995                      7,653,340
         Three months ended September 30, 1994                      7,455,405
         Nine months ended September 30, 1995                       7,614,625
         Nine months ended September 30, 1994                       7,295,865

                 BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                    September 30, 1995 and December 31, 1994

                                  (unaudited)
                                (000's omitted)

                                                                                            1995             1994
                                                                                       -------------     ------------
ASSETS
    Current assets:
         Cash                                                                          $       5,113       $    5,284
         Receivables, net                                                                     94,520           95,277
         Inventories:
             Raw materials                                                                    37,703           34,732
             Work in process                                                                   5,958            5,462
             Finished goods                                                                   21,970           28,105
             Lifo reserve                                                                     (8,463)          (9,393)
                                                                                       -------------     ------------
                 Total inventory                                                              57,168           58,906

         Real estate developments in progress                                                 17,942           15,985
         Deferred tax assets                                                                   7,538            7,538
         Other current assets                                                                  8,687            5,662
                                                                                       -------------     ------------
             Total current assets                                                            190,968          188,652

    Investments and other assets, at cost                                                     20,482           20,371
    Assets held for sale                                                                      13,260           13,587
    Property, plant and equipment, at cost                                                   198,498          184,576
         Less accumulated depreciation                                                      (141,037)        (136,050)
                                                                                       -------------     ------------
             Net property, plant and equipment                                                57,461           48,526
                                                                                       -------------     ------------
                                                                                       $     282,171     $    271,136
                                                                                       =============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
         Notes payable                                                                 $       2,232               70
         Current maturities of long-term debt                                                    512            2,474
         Accounts payable                                                                     58,833           81,092
         Dividends payable                                                                       753              487
         Accrued liabilities                                                                  57,136           46,987
         Taxes on income                                                                       5,065            4,970
                                                                                       -------------     ------------
             Total current liabilities                                                       124,531          136,080

    Deferred taxes on income                                                                   4,685            4,685
    Other noncurrent liabilities                                                              10,918           11,006
    Long-term debt, less current maturities                                                   46,008           40,263

    Shareholders' equity:
         Common stock, no par value, authorized 13,000,000 shares,
           issued 9,088,200 shares, at stated value                                           12,623           12,623
         Cumulative foreign currency translation adjustment                                       48              194
         Retained earnings                                                                   113,840           99,579
                                                                                       -------------     ------------
                                                                                             126,511          112,396
         Less cost of common stock in treasury, 1,560,771 shares in
           1995 and 1,783,328 shares in 1994                                                  30,482           33,294
                                                                                       -------------     ------------
             Total shareholders' equity                                                       96,029           79,102
                                                                                       -------------     ------------
                                                                                       $     282,171     $    271,136
                                                                                       =============     ============

                 BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

          For the nine month periods ended September 30, 1995 and 1994

                                  (unaudited)
                                (000's omitted)


                                                                                                  1995             1994
                                                                                         -------------    -------------
Cash flows from operating activities:
    Net earnings                                                                         $      17,464    $      10,315
    Adjustments to reconcile net earnings  to net cash (used in)
    provided by operating activities:
         Depreciation, amortization, other                                                       6,482            5,867
         Equity in (earnings) loss of international joint ventures                                (152)            (469)
    Change in assets and liabilities:
         Receivables                                                                               757          (33,210)
         Inventories                                                                             2,123          (16,067)
         Real estate developments in progress                                                   (1,957)          (9,281)
         Other current assets                                                                   (3,016)            (658)
         Current liabilities excluding short-term debt                                         (12,015)          43,137
                                                                                         -------------    -------------
             Net cash used in operating activities                                               9,686             (366)

Cash flows from investing activities:
    Capital expenditures                                                                       (14,490)          (7,611)
    Sale of Walker                                                                                 ---           (8,623)
    Acquisition of new business                                                                   (994)             ---
    Net changes in other noncurrent assets                                                         442              855
    Common stock dividend
      from international joint venture                                                             799            1,000
                                                                                      ----------------   --------------
         Net cash used in investing activities                                                 (14,243)         (14,379)

Cash flows from financing activities:
    Payment of dividends                                                                        (1,728)             ---
    Proceeds from issuance of long-term debt                                                     4,882           35,000
    Repayment of long-term debt                                                                   (224)         (25,481)
    Net change in short-term debt                                                                  (40)          (9,401)
    Sale and issuance of treasury stock                                                          7,885            4,050
    Purchase of treasury stock                                                                  (5,073)            (444)
    Net changes in other noncurrent liabilities                                                 (1,171)             (89)
                                                                                         -------------    -------------
         Net cash provided by financing activities                                               4,531            3,635

Effect of exchange rate changes on cash                                                           (145)               4
                                                                                         -------------    -------------
    Net decrease in cash and cash equivalents                                                     (171)         (11,106)
Cash and cash equivalents at beginning of year                                                   5,284           14,853
                                                                                       ---------------    -------------

Cash and cash equivalents at end of period                                             $         5,113    $       3,747
                                                                                       ===============    =============

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES
Cash and equivalents decreased $.2 million in the first nine months of 1995. Cash was used to significantly reduce vendor payables and for capital expenditures, primarily the expansion of the San Marcos, Texas metal buildings plant. For the nine months ended September 30, 1995, domestic short-term borrowings averaged $8.0 million for 124 days compared to $7.1 million for 59 days in 1994.

The Company currently has revolving credit facilities aggregating $50 million, provided by four banking institutions, to meet the needs of both the Company and the Company's subsidiary, Butler Real Estate, Inc. As of September 30, 1995, $9 million of the credit line was utilized to provide a bank letter of credit to secure insurance obligations. The Company has $6.25 million of Industrial Revenue Bond financing to fund expansion of its San Marcos, Texas facility. The bonds mature in the year 2015 and pay a floating interest rate. The bonds are also secured by a bank letter of credit issued by NationsBank of Texas subject to a reimbursement agreement.

Butler Building Systems, Ltd., the Company's United Kingdom subsidiary, maintains a separate line of credit with its local bank for approximately $2.4 million at current exchange rates. During the fourth quarter, the Company will invest $1.0 million in its United Kingdom subsidiary to reduce bank debt. Management believes a combination of funding from this bank line of credit and additional investment from the Company, as required, will be sufficient to meet liquidity requirements.

In September 1995, the Company announced it had received Chinese government approval for the establishment of a wholly-owned subsidiary to manufacture pre-engineered metal building systems and provide construction services in China. The subsidiary will be based in Shanghai. The initial investment in the Shanghai manufacturing facility will be about $12 million.

In September 1995, the Company, through its Lester Building Systems Division, announced the establishment of Advanced Building Systems, in partnership with McDonald's Corporation, to develop modular buildings and evaluate their application as restaurants for McDonald's.

Capital expenditures were $14.5 million for the first nine months of 1995 compared to $7.6 million a year ago. The increase is due in large part to the expansion of the San Marcos, Texas facility. Total capital expenditures are expected to be approximately $22 million in 1995 compared to actual expenditures of $13.7 million in 1994. The majority of 1995 capital expenditures will be invested in the Building Systems Segment, due to the expansion of the San Marcos, Texas facility and the Shanghai, China facility.

RESULTS OF OPERATIONS
Net sales of $206.6 million for the quarter ended September 30, 1995 were 9% higher than a year ago. The increase is due entirely to increases in volume within the Building Systems Segment and the Other Building Products Segment, both of which benefited from a strong nonresidential construction market. For the nine months ended September 30, 1995, net sales were $608.3 million, a 26% increase over a year ago. The Building Systems Segment and Other Building Products Segment contributed to the majority of the increase. More specifically, the Buildings Division's U.S. metal buildings sales were sharply higher than during the same period last year due to increased market share and an overall strong nonresidential construction market. The Vistawall Division is also acheiving record results. The Company's construction subsidiary had lower sales.

The third quarter 1995 consolidated gross profit was $41.6 million compared to $35.0 million a year ago. The major contributor to the improvement was the Buildings Systems Segment through increased volume and improved margins. For the nine months ended September 30, 1995, consolidated gross profit was $111.8 million, a 33% increase over a year ago. The increase was due to improved results in the Building Systems Segment and Other Building Products Segment.

Net earnings for the quarter ended September 30, 1995 were $7.7 million or $1.00 per common share, compared to net earnings of $6.6 million or $.89 per
common share a year ago.   The improvement in net earnings was due to the
increase in sales and improved margins of the Building Systems Segment and increased sales of the Other Building Products Segment.

The net earnings for the nine months ended September 30, 1995 were $17.5 million or $2.29 per common share, compared to $10.3 million or $1.41 per common share a year ago. The improvement was primarily due to the increase in volume of business and improved margins in the Building Systems Segment. The Other Building Products Segment's sales also increased dramatically with margin as a percent of sales remaining relatively constant. The Company's European buildings business reported a loss for the nine months ended September 30, 1995 approximately equal to that of a year ago. The Company's construction subsidiary had lower earnings for the first nine months of this year.

For additional information, see the letter to shareholders at Exhibit 19.

PART II. - OTHER INFORMATION



ITEM 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits.


         (15) Letter from independent public accountants pursuant to paragraph (d) of Rule 10-01 of Regulation S-X and related letter.

         (19) October 13, 1995 letter to shareholders (without financial statements).

         (27) Financial Data Schedule

    (b)  Reports on Form 8-K.

         The Company has not filed any reports on Form 8-K during the quarter ended September 30, 1995.


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



BUTLER MANUFACTURING COMPANY


11/03/95                     /s/ John J. Holland
----------   ------------------------------------------------------------------
Date                                             John J. Holland
                                                 Vice President - Finance
                                                 and Chief Financial Officer


11/03/95                     /s/ Richard O. Ballentine
----------   ------------------------------------------------------------------
Date                                             Richard O. Ballentine
                                                 Vice President, General Counsel
                                                 and Secretary

                                 EXHIBIT INDEX

Exhibit
Number                    Description
------                    ---------------------------------------------------------------------
   15                     Letter from independent public accountants pursuant to
                          paragraph (d) of Rule 10-01 of Regulation S-X and related
                          letter.

  19                      October 13, 1995 letter to shareholders (without financial statements).

  27                      Financial Data Schedule