Form 10-K405
period 1995-12-31
BUTLER MANUFACTURING CO
filed 1996-03-22
CIK 15840

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                     of The Securities Exchange Act of 1934
                                 (Fee Required)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

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



     The Company has no securities registered pursuant to Section 12(b) of the Act. The only class of stock outstanding consists of Common Stock having no par value, 7,564,638 shares of which were outstanding at December 31, 1995. The Common Stock is registered pursuant to Section 12(g) of the Act.

     The aggregate market value of the Common Stock of the Company held by non-affiliates, based upon the last sales price of such stock on February 21, 1996 was $242,928,594.

     The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to such filing requirements for the past 90 days.

     As indicated by the following check mark, disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein and will not be contained to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K: X
      -

     The following documents are incorporated herein by reference:

(1) Butler Manufacturing Company 1995 Annual Report, pages 14 through 32 (the "Annual Report" incorporated into Part II).

(2) Butler Manufacturing Company Notice of Annual Meeting of Stockholders and Proxy Statement, dated March 11, 1996 (the "Proxy Statement" incorporated into Parts I and III).

                          BUTLER MANUFACTURING COMPANY

                                   FORM 10-K

                               _______________


                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                    CONTENTS


PART I                                                           Page
                                                                 ----
  Item 1.  Business ............................................    3

  Item 2.  Properties ..........................................    6

  Item 3.  Legal Proceedings ...................................    7

  Item 4.  Submission of Matters to a Vote of Security Holders..    7

PART II

  Item 5.  Market for Registrant's Common Equity
           and Related Stockholder Matters ......................   7

  Item 6.  Selected Financial Data ..............................   8

  Item 7.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations ........   8

  Item 8.  Financial Statements and Supplementary Data ..........   8

  Item 9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure ...............   8

PART III

  Item 10. Directors and Executive Officers of the Registrant ..    8

  Item 11. Executive Compensation ..............................   10

  Item 12. Security Ownership of Certain Beneficial
           Owners and Management ................................  10

  Item 13. Certain Relationships and Related Transactions ......   10

PART IV

  Item 14. Exhibits, Financial Statement Schedules and Reports
           on Form 8-K .........................................   10

SIGNATURES ......................................................  13

CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS .............  14

FINANCIAL STATEMENT SCHEDULES ................................... S-1

                                     PART I

Item 1.Business

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

     The Company and its subsidiaries are primarily engaged in the marketing, design, and production of systems and components for nonresidential structures. Products and services fall into three principal business segments: (1) Building Systems, consisting primarily of custom designed and pre-engineered steel and wood frame building systems for commercial, community, industrial and agricultural uses; (2) Construction and construction management services for purchasers of large, complex or multiple site building projects; and (3) Other Building Products, consisting primarily of curtain wall and storefront systems, skylights and roof vents for low, medium and high-rise nonresidential buildings. This segment also includes the manufacture and sale of grain storage bins and the distribution of grain handling and conditioning equipment.

     The Company's products are sold primarily through numerous independent dealers. Other Company products are sold through a variety of distribution arrangements.

(b) Financial Information about Industry Segments

     The information required by Item 1(b) is hereby incorporated by reference to pages 22 through 24 of the Company's Annual Report furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13.0 to this report (see also items 6, 7, and 8 of this report).

(c) Narrative Description of Business

Building Systems
     The Company's largest segment, Building Systems, includes the U.S. steel and wood frame pre-engineered building systems; Butler European operations consisting of 100% wholly owned subsidiaries in the United Kingdom, France, and Germany; and a 30% owned Saudi Arabian joint venture (Saudi Building Systems, Ltd.), all of which manufacture and/or market pre-engineered steel frame building systems; Butler World Trade, an export marketing organization for metal building systems; Butler Real Estate, Inc. a real estate developer; and a 45% owned Japanese joint venture marketing pre-engineered building systems to Japanese firms to meet their U.S. and international building requirements.

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

     Butler World Trade functions as an export marketing organization for metal building systems. Shipments are sourced primarily from Butler's U.S., U.K., and Saudi Arabian plants, and in the latter part of 1996 from the Company's new manufacturing facility in Shanghai, China. Butler World Trade also has contracts with steel fabricators in China, Mexico, Poland and South America to produce primary structurals in order to maintain competitive prices and delivery schedules. Butler World Trade has sales offices in Argentina, Brazil, Chile, South Korea and Mexico and representative offices in China and Vietnam.

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

     The Company also competes with numerous pre-engineered steel frame building manufacturers doing business within the United States, Canada, and the United Kingdom. Approximately five of these manufacturers account for the majority of industry sales. The Company believes that its 1995 sales of steel frame pre-engineered buildings within the United States exceeded those of any other nonresidential steel frame pre-engineered buildings manufacturer, with its next largest competitors being Varco-Pruden Buildings, a division of United Dominion Industries Ltd., American Buildings Company, NCI Building Systems, Inc., and Ceco and Star Buildings Systems combined, a division of Robertson - Ceco Corporation. Competition among manufacturers of pre-engineered buildings is based primarily upon price, service, product design and performance, and marketing capabilities.

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

     BMC Real Estate, Inc., a wholly-owned subsidiary of the Company, participates solely in land development ventures.

Construction Services
     The Company's Construction Services segment consists of a wholly-owned construction subsidiary, BUCON, Inc. which provides comprehensive design, planning, execution and construction management services to major purchasers of construction. Revenues of the segment are derived primarily from general contracting. In addition, the Construction Services segment performs "furnish and erect" and "materials only" subcontracts using products from several Company divisions, predominantly the Company's Buildings Division. Competition is primarily based upon price, time necessary to complete a project, design, and product performance. Construction Services competes with international, national, regional and local general contracting firms, and whenever possible, performs projects in conjunction with independent Butler dealers.

Other Building Products
     This segment includes the operations of the Vistawall and Grain Systems Divisions and, prior to December 1993, the Walker Division. The Walker business was sold December 6, 1993. The Vistawall business designs, manufactures and markets architecturally oriented component systems for the nonresidential construction market. The Grain Systems' business manufactures and markets grain storage bins and also distributes grain conditioning and handling equipment.

     The Vistawall Division designs, manufactures and sells aluminum curtain wall systems for mid and high-rise office markets, and entry doors and other standard storefront products for low-rise retail and commercial markets. The products are distributed on a material supply basis to either curtain wall erection subcontractors or general contractors, and through distribution warehouses to glazing contractors for the storefront and entry door products. Manufacturing and distribution facilities are located in Lincoln, Rhode Island; Atlanta, Georgia; Modesto and Hayward, California; Cincinnati and Cleveland, Ohio; Terrell, Houston and Dallas, Texas; Tampa, Florida; Washington, D.C.; Chicago, Illinois; St. Louis, Missouri; and Seattle, Washington. The Division operates in highly competitive markets with other national manufacturers which operate multiple plants and distribution facilities, and with regional manufacturers. Competition is primarily based on cost, delivery capabilities, appearance and other specific customer requirements.

     The Vistawall Division at its Terrell, Texas location also designs, manufactures and installs Naturalite/EPI skylights of all types, from the more standard designs used in commercial and industrial buildings, to highly complex engineered solutions for monumental building projects. In addition, the Division designs and manufactures roof accessories, such as smoke and heat vents, for conventional and pre-engineered buildings. In 1995 Vistawall acquired the Skywall product line of translucent skylights and panels. The Division markets its Naturalite/EPI and Skywall products through its existing independent representative organization. There are numerous competitors in this industry with competition primarily based on price, engineering and installation capabilities, delivery and other specific customer requirements.

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

Seasonal Business
     Historically, the Company's sales and net earnings have been affected by cycles in the general economy which influence nonresidential construction markets (see in particular Item 7 of this report). In addition, the Company's sales usually reach a peak during the summer when construction activity is highest. Sales for the first, second, third and fourth quarters of 1995 were $195 million, $207 million, $207 million and $218 million, respectively.

Backlog
     The Company's backlog of orders believed to be firm was $251 million at December 31, 1995 and $237 million at December 31, 1994. The Construction Services segment, where margins are significantly lower than those associated with product sales, accounted for $75 million of the year-end 1995 backlog and $33 million of the year-end 1994 backlog.

Employees
     At December 31, 1995 the Company employed 3,966 persons, 2,946 of whom were non-union employees, and 1,020 were hourly paid employees who were members of four unions. At December 31, 1994 the Company employed 3,564 persons. A five year labor agreement with the union at the Buildings Division Galesburg, Illinois plant was renegotiated in 1995. A labor agreement with the union at the Grain Systems Kansas City, Missouri plant will expire in January, 1997.

Item 2.Properties

     The principal plants and physical properties of the Company consist of the manufacturing facilities described under Item 1, and the Company's executive offices in Kansas City. The 142,000 square foot Vistawall facility located in Lincoln, Rhode Island which has light manufacturing and fabrication operations is classified under "Assets held for sale". The 144,000 square foot Garland, Texas facility previously used for the operations of Naturalite was sold in January, 1995 and was recorded in "Investments and other assets". The proceeds from the sale were used to retire the existing mortgage on the property. Through a subsidiary, the Company also owns a land development venture with property located on a 108 acre site in San Marcos, Texas. The property is recorded in "Assets held for sale" and described in the "Real Estate Subsidiaries" footnote on page 22 in the Company's Annual Report. All other plants and offices described under
Item 1 are utilized by the Company and are generally suitable and adequate for the business activity conducted therein. The Company's manufacturing facilities described under Item 1, along with current outsourcing agreements with various fabricators, have production capabilities sufficient to meet current and foreseeable needs.

     Except for leased facilities listed below, all of the Company's principal plants and offices are owned:

(1) Leased space used for the Company's executive offices in Kansas City, Missouri (112,000 sq. ft. lease expiring in the year 2001 with an option to renew).

(2) Leased space used for the Vistawall Division plant in Terrell, Texas (145,000 sq. ft. and 121,000 sq. ft. with leases expiring in 2000 and 2006, respectively, both containing options to renew), and fabrication and distribution facilities in Dallas and Houston, Texas; St. Louis, Missouri; Chicago, Illinois; Washington, D.C.; Cincinnati and Cleveland, Ohio; Atlanta, Georgia; Tampa, Florida; Seattle, Washington; and Modesto and Hayward, California (258,000 sq. ft. leased with various expiration dates).

(3) The Company also leases various small sales and national account offices throughout the world.

Item 3. Legal Proceedings.

     There are no material legal or environmental proceedings pending as of March 13, 1996. Proceedings which are pending consist of matters normally incident to the business conducted by the Company and taken together do not appear to be material.

Item 4. Submissions of Matters to a Vote of Security Holders.

     No matters have been submitted to a vote of stockholders since the last annual meeting of stockholders on April 18, 1995.


                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     Incorporated by reference to the information under "Quarterly Financial Information (Unaudited)", "Price Range of Common Stock (Unaudited)" and "Historical Review 1995-1991" on pages 30 and 32 of the Annual Report.

     In September, 1994 the Board of Directors approved the resumption of a regular cash dividend, at an indicated annual rate of 40 cents per share. The initial 10 cent quarterly payment was made in October 1994.

In June, 1995 the Board of Directors approved a 3-for-2 stock split and a 50% increase in the quarterly cash dividend. The stock split was paid July 17, 1995 to shareholders of record on June 30, 1995. The Company has limited restrictions on the payment of dividends based on certain debt covenants of the Note Agreement dated June 1, 1994, between the Company and four insurance companies (incorporated by reference to the Form 10-Q for the quarter ended June 30, 1994, as indicated under Item 14). As of December 31, 1995 the Company had approximately $23 million of retained earnings available for cash dividends.

Item 6. Selected Financial Data.

     Incorporated by reference to the information under "Historical Review 1995-1991" on page 32 of the Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Incorporated by reference to the information under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14 and 15 of the Annual Report.

Item 8. Financial Statements and Supplementary Data.

     Incorporated by reference to the consolidated financial statements and related notes on pages 16 through 31 of the Annual Report.

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

Corporate Executive Officers

Robert H. West - age 57, Chairman of the Board and Chief Executive Officer; Chairman of the Executive Committee and member of the Board Organization Committee. He joined the Company in 1968, became President in 1978 and Chairman of the Board in 1986. Mr. West is a director of Commerce Bancshares, Inc., Burlington Northern Santa Fe Corporation, Kansas City Power & Light Company, and St. Luke's Hospital. He is a trustee of the University of Missouri at Kansas City.

Donald H. Pratt - age 58, President; member of the Executive Committee. He joined Butler in 1965, became Executive Vice President in 1980, and President of the Company in 1986. Mr. Pratt is also a director of Twentieth Century Mutual Funds and is a trustee of the

Kansas City Art Institute and Midwest Research Institute. He serves on the FFA Sponsors Advisory Board.

Richard O. Ballentine - age 59, Vice President, General Counsel, and Secretary since 1978. He joined Butler in 1975 as Vice President - Legal.

John T. Cole - age 45, Controller since 1990. He joined Butler in 1977 and previously was Corporate Audit Manager.

John J. Holland - age 45, Vice President - Finance since 1990. He joined Butler in 1980 and became Vice President - Controller in 1986.

John W. Huey - age 48, Vice President - Administration since 1993 and Assistant Secretary since 1987. He joined Butler in 1978 and was previously Assistant General Counsel.

Larry C. Miller - age 39, Treasurer since 1989. He joined Butler in 1980 and became Assistant Treasurer in 1985.

Division Executive Officers

Moufid (Mike) Alossi - age 53, President, Butler (Shanghai) since 1995. He joined Butler in 1968 and previously was Vice President-International Sales and Marketing and was named President, Butler World Trade in 1993.

Hans G. Berger - age 48, Managing Director, Butler Europe since 1995. He previously was Managing Director, Butler Bausysteme GmbH from 1993 to 1995 and Vice President - Engineering, Butler Canada from 1992. From 1986 to 1992 he was Vice President - Engineering, Canadian Building Systems, Inc.

William D. Chapman - age 53, President, International Operations since 1992. He joined Butler in 1979 and was previously Vice President, International Operations.

Thomas J. Hall - age 50, President, Butler Real Estate, Inc. since 1991. He joined Butler in 1969, and was named Vice President and General Manager of Butler Real Estate, Inc. in 1987.

Larry D. Hayes - age 57, President, Lester Building Systems Division since 1991. He joined Butler in 1975 and previously was President, Rural Systems Division.

Richard S. Jarman - age 49, President, Buildings Division since 1986. He joined Butler in 1974.

William L. Johnsmeyer - age 48, President Butler Construction (Bucon, Inc.) since 1990. He joined Butler in 1982 and became President, Walker Division in 1984.

Robert J. Kronschnabel - age 60, President, Grain Systems Division since 1994. He joined Butler in 1979 and was previously President, Naturalite/EPI in 1988 and became Vice President and General Manager, Grain Systems Division in 1991.

Ronald F. Rutledge - age 54, President Vistawall Division since 1984 when he joined Butler.

Item 11. Executive Compensation.

     Incorporated by reference to the information under "Report on Executive Compensation", "Summary Compensation Table" and "Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table" on pages 9 through 12 of the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     Incorporated by reference to the information under "Beneficial Ownership Table" on pages 7 through 9 of the Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

     Incorporated by reference to the information under "Election of Class A Directors" on pages 2 through 10 and "Report on Executive Compensation" in the Proxy Statement.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     The following documents are filed as part of this report:

   (a)   Financial Statements:

       Consolidated Balance Sheets as of December 31, 1995 and 1994.

       Consolidated Statements of Earnings and Retained Earnings - Years Ended December 31, 1995, 1994 and 1993.

       Consolidated Statements of Cash Flow - Years Ended December 31, 1995, 1994 and 1993.

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

        10.5 Copy of Butler Manufacturing Company Supplemental
             Benefit Plan as amended and restated (incorporated by reference to Exhibit 10.5 to the Company's Form 10-K for the year ended December 31, 1994).

        10.6 Form of Butler Manufacturing Company Split Dollar Life
             Insurance Agreement (Collateral Assignment Method; Bonus Arrangement) entered into between the Company and certain executive officers (incorporated by reference to Exhibit 10.6 to the Company's Form 10-K for the year ended December 31, 1994).

        10.7 Form of Butler Manufacturing Company Split Dollar Life
             Insurance Agreement (Collateral Assignment Method; Roll Out Arrangement) entered into between the Company and certain executive officers (incorporated by reference to Exhibit 10.7 to the Company's Form 10-K for the year ended December 31, 1994).

        13.0 Butler Manufacturing Company 1995 Annual Report (only the information expressly incorporated herein by reference).

     22.0 Set forth below is a list as of March 13, 1996 of subsidiaries of the Company and their respective jurisdictions of incorporation. Subsidiaries not listed, when considered in the aggregate as a single subsidiary, do not constitute a significant subsidiary.


                                                   Jurisdiction of
             Subsidiary                            Incorporation
             ------------------------------------  ---------------
             Butler Argentina, S.A.                Argentina
             Butler do Brasil Comercio Limitada    Brazil
             Butler Export, Inc.                   Barbados
             Butler Building Systems, Ltd.         Scotland
             Butler Bausysteme GmbH                Germany
             Butler Systemes de Construction SARL  France
             BMC Real Estate, Inc.                 Delaware
             BUCON, Inc.                           Delaware
             Butler Pacific, Inc.                  Delaware
             Butler Real Estate, Inc.              Delaware
             Butler, S.A. de C.V.                  Mexico
             Butler (Shanghai) Inc.                China
             Butler Holdings, Inc.                 Delaware
             Comercial Butler Limitada             Chile
             Lester's of Minnesota, Inc.           Minnesota


     24.0 Power of Attorney to sign this Report by each director.

     27.0 Financial Data Schedule

     No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1995.

     The calculation of the aggregate market value of the Common Stock of the Company held by non-affiliates as reflected on the front of the cover page is based on the assumption that non-affiliates do not include directors. Such assumption does not reflect a belief by the Company or any director that any director is an affiliate of the Company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of March, 1996.

                                  BUTLER MANUFACTURING COMPANY

                                  BY  /S/ Robert H. West
                                     -------------------------
                                     Robert H. West
                                     Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the dates indicated.


/S/ Robert H. West                       Chairman of the Board                          March 14, 1996
-------------------------------------    (Principal Executive Officer)
     Robert H. West

/S/ John J. Holland                      Vice President-Finance                         March 14, 1996
-------------------------------------    (Principal Financial Officer)
     John J. Holland

/S/ John T. Cole                         Controller                                     March 14, 1996
-------------------------------------    (Principal Accounting Officer)
     John T. Cole

/S/ Harold G. Bernthal                   * Director                                     March 14, 1996
-------------------------------------
     Harold G. Bernthal

/S/ Robert E. Cook                       * Director                                     March 14, 1996
-------------------------------------
     Robert E. Cook

/S/ Alan M. Hallene                      * Director                                     March 14, 1996
-------------------------------------
     Alan M. Hallene

/S/ C.L. William Haw                     * Director                                     March 14, 1996
-------------------------------------
     C.L. William Haw

/S/ George E. Powell, Jr.                * Director                                     March 14, 1996
-------------------------------------
     George E. Powell, Jr.

/S/ Donald H. Pratt                      * Director                                     March 14, 1996
-------------------------------------
     Donald H. Pratt

/S/ Robert J. Reintjes, Sr.              * Director                                     March 14, 1996
-------------------------------------
     Robert J. Reintjes, Sr.

/S/ Judith A. Rogala                     * Director                                     March 14, 1996
-------------------------------------
     Judith A. Rogala


Richard O. Ballentine, by signing his name hereto, does hereby sign this report on Form 10-K on behalf of each of the above directors of the Registrant pursuant to a power of attorney executed by each of such directors.

* By /S/ Richard O. Ballentine, Attorney-in-fact                 March 14, 1996
-------------------------------------------------
      Richard O. Ballentine, Attorney-in-fact

CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Butler Manufacturing Company

     We consent to the incorporation by reference in Registration Statements Nos. 33-14464, 2-63830, 2-55753 and 2-36370 on Form S-8 and the related
Prospectus dated June 11, 1987, with Appendix dated March 8, 1996, of Butler Manufacturing Company of our report dated February 2, 1996 which contained an explanatory paragraph regarding the adoption of Statements of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and No. 109, "Accounting for Income Taxes", relating to the consolidated balance sheets of Butler Manufacturing Company and subsidiaries as of December 31, 1995, and 1994, and the related consolidated statements of earnings and retained earnings and cash flows and the related schedules for each of the years in the three-year period ended December 31, 1995, which reports appear in or are incorporated by reference in the Annual Report on Form 10-K of Butler Manufacturing Company for the fiscal year ended December 31, 1995. We also consent to the reference to our firm under the heading "Experts" in the Prospectus to the Registration Statements.


                                             /S/ KPMG PEAT MARWICK LLP
                                             -------------------------
                                                KPMG PEAT MARWICK LLP

Kansas City, Missouri
March 22, 1996

                 BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                             KANSAS CITY, MISSOURI

                   Consolidated Financial Statement Schedule
                                  (Form 10-K)

                        December 31, 1995, 1994 and 1993

                        (With Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Butler Manufacturing Company:

Under date of February 2, 1996, we reported on the consolidated balance sheets of Butler Manufacturing Company and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of earnings and retained earnings and cash flows for each of the years in the three-year period ended December 31, 1995, as contained in the 1995 Annual Report. That report included an explanatory paragraph regarding the adoption of Statements of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and No. 109, "Accounting for Income Taxes". These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein.


                                                       /S/ KPMG PEAT MARWICK LLP
                                                       -------------------------
                                                           KPMG PEAT MARWICK LLP


Kansas City, Missouri
February 2, 1996

                                  SCHEDULE IX

                 BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES

                       Valuation and Qualifying Accounts

                             (Thousands of Dollars)




                                                Additions               Deductions
                                             ---------------  ----------------------------
                                 Balance at   Charged         Credited  Charged off           Balance
                                 beginning      to               to        net of             at close
Description                       of year    earnings  Other  earnings  recoveries  Other     of year
-------------------------------  ----------  --------  -----  --------  ----------  ------   ---------
                                                        (C)     (B)                  (A)

Year ended December 31, 1995:
For possible losses on accounts
receivable                           $1,364    $1,154   $326        $0        $496     $ 0    $2,348
                                     ======    ======   ====        ==        ====     ===    ======


Year ended December 31, 1994:
For possible losses on accounts
receivable                           $1,088    $  990   $ 10        $0        $724     $ 0    $1,364
                                     ======    ======   ====        ==        ====     ===    ======


Year ended December 31, 1993:
For possible losses on accounts
receivable                           $1,163    $  767   $ 99        $0        $764    $177    $1,088
                                     ======    ======   ====        ==        ====    ====    ======



(A) Includes acquisition and disposition of divisions and subsidiaries.

(B) "Credited to earnings" reflects adjustments to the original estimated loss provision for receivables. This adjustment is due to a reassessment of the collection status of trade receivables made during the year.

(C) Includes transfers from other reserve accounts.