Form 10-Q
period 1996-03-31
BUTLER MANUFACTURING CO
filed 1996-05-10
CIK 15840

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-Q

                      Quarterly Report Under Section 13
                               or 15(d) of the
                       Securities Exchange Act of 1934

                          Commission File No. 0-603

                       FOR QUARTER ENDED MARCH 31, 1996

                         BUTLER MANUFACTURING COMPANY

                      Incorporated in State of Delaware

                         BMA Tower - Penn Valley Park
                            Post Office Box 419917
                      Kamsas City, Missouri  64141-0917

                            Phone:  (816) 968-3000
              I.R.S. Employer Identification Number:  44-0188420

                    Shares of common stock outstanding at
                          MARCH 31, 1996:  7,592,598

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

ITEM 1.  Financial Statements


      (1)    Condensed Consolidated Financial Statements (unaudited):

             Consolidated Statements of Operations for the Three Month
             Periods Ended March 31, 1996 and 1995.                                                          3

             Consolidated Balance Sheets as of March 31, 1996 and
             December 31, 1995.                                                                              4

             Consolidated Statements of Cash Flows for the Three Month
             Periods Ended March 31, 1996 and 1995.                                                          5

      (2)    Statement as to Review and Presentation.                                                        5

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.                                                                             6-7

PART II. - OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders                                                 8

ITEM 6.  Exhibits and Reports on Form 8-K                                                                    9





                 BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

           For the three month periods ended March 31, 1996 and 1995

                                  (unaudited)
                   ($000's omitted except for per share data)


                                                                                          Three months ended
                                                                                                March 31,
                                                                                     --------------------------------
                                                                                            1996             1995
                                                                                     ---------------   ---------------

Net sales                                                                                $  175,692      $  194,852
Cost of sales                                                                               143,980         162,708
                                                                                        ------------     ------------
    Gross profit                                                                             31,712          32,144

Selling, general, and administrative expenses                                                24,555          24,316
                                                                                        ------------     ------------
    Operating income                                                                          7,157           7,828

International joint venture income (loss), net                                                  199             393
Other income (expense), net                                                                    (633)           (544)
                                                                                        -------------    -------------
    Earnings before interest and taxes                                                        6,723           7,677

Interest expense                                                                              1,041           1,036
                                                                                        -------------    ------------
    Pretax earnings                                                                           5,682           6,641

Income tax expense                                                                            2,423           3,029
                                                                                        -------------    -------------
    Net earnings                                                                        $     3,259      $    3,612
                                                                                        =============    =============

Earnings per common share*                                                              $       .42      $      .48
                                                                                         ===============   ===========

*Earnings per common share are based on net earnings and the average number of common shares outstanding during each period.  The earnings per share amount for 1996 and 1995 have been restated to reflect the effect of the 3 for 2 stock split for stockholders of record on June 30, 1995.  The weighted average number of shares outstanding used in the computation of earnings per common share are as follows:

         Three months ended March 31, 1996                          7,702,199
         Three months ended March 31, 1995                          7,560,422





                 BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                      March 31, 1996 and December 31, 1995

                                  (unaudited)
                                (000's omitted)


                                                                                               1996                1995
                                                                                    ----------------      --------------
ASSETS
    Current assets:
         Cash                                                                            $        77       $    7,253
         Receivables, net                                                                     85,918           91,157
         Inventories:
             Raw materials                                                                    32,351           31,735
             Work in process                                                                   7,497            5,696
             Finished goods                                                                   25,934           25,190
             Lifo reserve                                                                   (11,453)         (11,453)
                                                                                         -----------       ----------
                 Total inventory                                                              54,329           51,168

         Real estate developments in progress                                                 26,465           20,123
         Deferred tax assets                                                                   8,347            8,348
         Other current assets                                                                  7,061            9,254
                                                                                         -----------       ----------
             Total current assets                                                            182,197          187,303

    Investments and other assets, at cost                                                     20,394           18,899
    Assets held for sale                                                                      13,260           13,260
    Property, plant and equipment, at cost                                                   210,217          206,421
         Less accumulated depreciation                                                      (144,892)        (143,014)
                                                                                         -----------       ----------
             Net property, plant and equipment                                                65,325           63,407
                                                                                         -----------       ----------
                                                                                         $   281,176       $  282,869
                                                                                         ===========       ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
         Notes payable                                                                   $     6,996       $    2,553
         Current maturities of long-term debt                                                  4,402            4,451
         Accounts payable                                                                     50,313           53,047
         Dividends payable                                                                       759              756
         Accrued liabilities                                                                  50,540           59,162
         Taxes on income                                                                       7,733            6,163
                                                                                         -----------       ----------
             Total current liabilities                                                       120,743          126,132

    Deferred taxes on income                                                                   2,581            2,582
    Other noncurrent liabilities                                                               9,608            9,119
    Long-term debt, less current maturities                                                   42,897           42,613

    Shareholders' equity:
         Common stock, no par value, authorized 13,000,000 shares,
           issued 9,088,200 shares, at stated value                                           12,623           12,623
         Cumulative foreign currency translation adjustment                                       74              154
         Retained earnings                                                                   121,918          119,395
                                                                                         -----------       ----------
                                                                                             134,615          132,172
    Less cost of common stock in treasury, 1,495,602 shares in 1996
      and 1,523,262 shares in 1995                                                            29,268           29,749
                                                                                         -----------       ----------
         Total shareholders' equity                                                          105,347          102,423
                                                                                         -----------       ----------
                                                                                         $   281,176       $  282,869
                                                                                         ===========       ==========


                 BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

           For the three month periods ended March 31, 1996 and 1995

                                  (unaudited)
                                (000's omitted)



Cash flows from operating activities:                                                            1996              1995
                                                                                           ------------     --------------
    Net earnings                                                                           $     3,259      $     3,612
    Adjustments to reconcile net earnings  to net cash provided by operating activities:
         Depreciation, amortization, other                                                       2,300            1,945
         Equity (earnings) loss of international joint ventures                                    (29)             (50)
    Change in assets and liabilities:
         Receivables                                                                             5,239             (747)
         Inventories                                                                            (3,161)         (20,664)
         Real estate developments in progress                                                   (6,342)           5,485
         Other current assets                                                                    2,193             (596)
         Current liabilities excluding short-term debt                                          (9,786)           1,829
                                                                                        ---------------     ------------
             Net cash used in operating activities                                              (6,327)          (9,186)

Cash flows from investing activities:
    Capital expenditures                                                                        (3,998)          (4,129)
    Net changes in other noncurrent assets                                                      (1,686)          (2,187)
    Common stock dividend
      from international joint ventures                                                           ----              800
                                                                                      ----------------      -------------
         Net cash used in investing activities                                                  (5,684)          (5,516)

Cash flows from financing activities:
    Payment of dividends                                                                          (756)            (978)
    Net change in long-term debt                                                                   289              (88)
    Net change in short-term debt                                                                4,394            9,830
    Sale and issuance of treasury stock                                                            606            1,738
    Purchase of treasury stock                                                                    (125)            (789)
    Net changes in other noncurrent liabilities                                                    507             (432)
                                                                                     -----------------     -------------
         Net cash provided by financing activities                                               4,915            9,281

Effect of exchange rate changes on cash                                                            (80)             158
                                                                                     ------------------    ------------
    Net decrease in cash and cash equivalents                                                   (7,176)          (5,263)
Cash and cash equivalents at beginning of year                                                   7,253            5,284
                                                                                     -----------------     ------------

Cash and cash equivalents at end of period                                           $              77     $         21
                                                                                     ==================    ==============


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
Cash and equivalents decreased $7.2 million in the first three months of 1996. This was primarily due to an increase in inventory investment due to anticipated stronger shipping schedules in the second quarter, increased investment in real estate developments in progress due to the timing, completion and sales of various real estate projects, and increased capital expenditures due largely to the investment in a new metal buildings plant near Shanghai, China. Short-term borrowings from bank credit lines were utilized to finance the temporary working capital increase. For the three months ended March 31, 1996, domestic short-term borrowings averaged $3 million for 44 days compared to $7 million for 54 days in 1995.

The Company currently has revolving bank credit facilities aggregating $50 million to meet the needs of both the Company and the Company's subsidiary, Butler Real Estate, Inc. As of March 31, 1996, $9 million of the credit line was utilized to provide a bank letter of credit to secure insurance obligations. The Company also has issued Industrial Revenue Bonds secured by an additional $6.5 million bank letter of credit. Management believes the Company's operating cash flow, along with the bank credit lines, are sufficient to meet future liquidity requirements.

Butler Building Systems, Ltd., the Company's United Kingdom subsidiary, maintains a separate line of credit with its local bank for approximately $2.3 million at current exchange rates. Management believes that this separate bank line of credit is sufficient to meet future liquidity requirements.

Capital expenditures were $4 million for the first three months of 1996 compared to $4.1 million a year ago. Last year's capital expenditures were due in large part to the expansion of the San Marcos, Texas facility and this year in large part to the investment in a new metal buildings plant near Shanghai, China. In January, 1996, the Board of Directors approved a multi-year, several million dollar software development project to significantly enhance systems for engineering design, pricing, and ordering of virtually any building configuration. Total capital expenditures are expected to be approximately $24 million in 1996 compared to actual expenditures of $22.7 million in 1995.

As of April 16, 1996 the stockholders approved an increase in the authorized number of shares of common stock of Butler Manufacturing Company from 13 million to 20 million shares.

RESULTS OF OPERATIONS
Net sales of $175.7 million for the quarter ended March 31, 1996 were 10% lower than a year ago. The decrease was driven mostly by the Building Systems Segment which was impacted by weather related delays in certain parts of the country. The decrease was partially offset by the Construction Services Segment whose sales were up considerably due to a strong backlog at December 31, 1995.

The first quarter 1996 consolidated gross profit was $31.7 million compared to $32.1 million a year ago. Gross profit decreased in total dollar amount, but increased as a percentage of net sales in all segments due to better management and selectivity of jobs.

Net earnings for the quarter ended March 31, 1996 were $3.3 million or $.42 per common share compared to $3.6 million or $.48 per common share a year ago. The decrease in net earnings was due primarily to the Building Systems Segment which was partially offset by dramatically increased earnings in the Construction Services Segment. The Building Systems Segment decrease in net earnings was due primarily to a 41% decline in quarterly sales of the Company's wood frame buildings business which was severely impacted by winter weather. Butler Real Estate, whose earnings are determined by the sale of specific projects, also had lower first quarter results. The Construction Services Segment started 1996 with a strong backlog and achieved good first quarter earnings compared to a loss a year ago. The Company's first quarter earnings in 1996, when compared to 1995, benefited significantly from the European metal building systems business achieving nearly break-even results instead of a substantial loss last year.

For additional information, see the letter to shareholders at Exhibit 19.

PART II. - OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders.

                The annual stockholder's meeting of the Company was held on April 16, 1996. The matters submitted to a vote and approved were to amend the Restated Certificate of Incorporation of Butler Manufacturing Company to increase the authorized number of shares of common stock from 13 million shares to 20 million shares and the adoption of the Butler Manufacturing Company Stock Incentive Plan of 1996 and the Butler Manufacturing Company Director Stock Compensation Program. The Amendment to Restated Certificate of Incorporation of the Company, the Butler Manufacturing Company Stock Incentive Plan and Butler Manufacturing Director Stock Compensation Program are described under "Proposal 2", "Proposal 3" and "Proposal 4" in the Company's "Notice of Annual Meeting of Stockholders and Proxy Statement" dated March 11, 1996, which has been filed with the Commission. A copy of the Restated Certificate of Incorporation of Butler Manufacturing Company, as amended is attached as
Exhibit 3.1 to this report. An aggregate of 6,479,741 shares (85.3 percent) of the Company's outstanding No Par Value Common Stock voted in favor of the amendment; 418,923 shares (5.5 percent) voted against the amendment; and 42,542 shares (0.6 percent) abstained.

                A copy of the Butler Manufacturing Company Stock Incentive Plan of 1996 is attached as Exhibit 10.1 to this report. An aggregate of 5,278,538 shares (85.7 percent) of the Company's No Par Value Common Stock present and entitled to vote thereon (after excluding 780,592 broker non-votes) voted in favor of the plan; 811,940 shares (13.2 percent) voted against the plan; and 68,640 shares (1.1 percent) abstained.

                A copy of the Butler Manufacturing Company Director Stock Compensation Program is attached as Exhibit 10.2 to this report. An aggregate of 5,600,279 shares (92.4 percent) of the Company's No Par Value Common Stock present and entitled to vote thereon (after excluding 877,231 broker non-votes) voted in favor of the plan; 342,168 shares (5.6 percent) voted against the plan; and 121,529 shares (2.0 percent) abstained.





Item 6.      Exhibits and Reports on Form 8-K.

      (a)    Exhibits.



             (3.1)   Restated Certificate of Incorporation of Butler Manufacturing Company, as
                     amended.

            (10.1)   Butler Manufacturing Company Stock Incentive Plan of 1996 (incorporated by reference to Exhibit 4(a) to the Company's registration number
                     333-02557 on Form S-8 filed April 17, 1996).

            (10.2)   Butler Manufacturing Company Director Stock Compensation Program
                     (incorporated by reference to Exhibit 4(b) to the Company's registration number 333-02557 on Form S-8 filed April 17, 1996).

             (15)    Letter from independent public accountants pursuant to paragraph (d) of
                     Rule 10-01 of Regulation S-X and related letter.

             (19)    April 15, 1996 letter to shareholders.

             (27)    Financial Data Schedule

      (b)    Reports on Form 8-K.

             The Company has not filed any reports on Form 8-K during the quarter ended March 31, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



BUTLER MANUFACTURING COMPANY


May 7, 1996                               /s/ John J. Holland
- -------------                             -------------------------------
Date                                       John J. Holland
                                           Vice President - Finance
                                           and Chief Financial Officer


May 7, 1996                               /s/ Richard O. Ballentine
- -------------                             --------------------------------
Date                                       Richard O. Ballentine
                                           Vice President, General Counsel
                                           and Secretary



                                                                                                                         Exhibit 99

                                                           EXHIBIT INDEX

Exhibit
Number                    Description
- ------                    --------------------------------------------------------------------
3.1                       Restated Certificate of Incorporation of Butler Manufacturing Company,
                          as amended.

10.1                      Butler Manufacturing Company Stock Incentive Plan of 1996
                          (incorporated by reference to Exhibit 4(a) to the Company's registration number 333-02557 on Form S-8 filed April 17, 1996).

10.2                      Butler Manufacturing Company Director Stock Compensation Program
                          (incorporated by reference to Exhibit 4(b) to the Company's registration number 333-02557 on Form S-8 filed April 17, 1996).

15                        Letter from independent public accountants pursuant to
                          paragraph (d) of Rule 10-01 of Regulation S-X and related
                          letter.

19                        April 15, 1996 letter to shareholders.

27                        Financial Data Schedule