Form 10-Q
period 1996-06-30
BUTLER MANUFACTURING CO
filed 1996-08-12
CIK 15840

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

                       Quarterly Report Under Section 13
                                or 15(d) of the
                        Securities Exchange Act of 1934

                           Commission File No. 0-603

                        FOR QUARTER ENDED JUNE 30, 1996

                          BUTLER MANUFACTURING COMPANY

                       Incorporated in State of Delaware

                          BMA Tower - Penn Valley Park
                             Post Office Box 419917
                       Kansas City, Missouri  64141-0917

                             Phone:  (816) 968-3000
               I.R.S. Employer Identification Number:  44-0188420

                     Shares of common stock outstanding at
                           JUNE 30, 1996:  7,619,206


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

ITEM 1.   Financial Statements

     (1) Condensed Consolidated Financial Statements (unaudited):

         Consolidated Statements of Operations for the Three and Six Month
         Periods Ended June 30, 1996 and 1995.                                                                            3

         Consolidated Balance Sheets as of June 30, 1996 and
         December 31, 1995.                                                                                               4

         Consolidated Statements of Cash Flows for the Six Month
         Periods Ended June 30, 1996 and 1995.                                                                            5

    (2)  Statement as to Review and Presentation.                                                                         5

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
      Results of Operations.                                                                                              6-7

PART II. - OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K                                                                               8






                 BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

        For the three and six month periods ended June 30, 1996 and 1995

                                  (unaudited)
                   ($000's omitted except for per share data)



                                                 Three months ended    Six months ended
                                                      June 30,             June 30,
                                                --------------------  ------------------
                                                     1996       1995      1996      1995
                                                ---------   --------  --------  --------
Net sales                                        $193,446   $206,771  $369,138  $401,623
Cost of sales                                     157,014    168,748   300,994   331,456
                                                 --------   --------  --------  --------
   Gross profit                                    36,432     38,023    68,144    70,167

Selling, general, and administrative expenses      25,505     25,352    50,060    49,668
                                                 --------   --------  --------  --------
   Operating income                                10,927     12,671    18,084    20,499

International joint venture income (loss), net        101        151       300       544
Other income (expense), net                           224      (378)     (409)     (922)
                                                 --------   --------  --------  --------
   Earnings before interest and taxes              11,252     12,444    17,975    20,121
Interest expense                                    1,124      1,181     2,165     2,217
                                                 --------   --------  --------  --------
   Pretax earnings                                 10,128     11,263    15,810    17,904

Income tax expense                                  4,320      5,080     6,743     8,109
                                                 --------   --------  --------  --------
   Net earnings                                  $  5,808   $  6,183  $  9,067  $  9,795
                                                 ========   ========  ========  ========

Earnings per common share*                       $    .75   $    .81  $   1.18  $   1.29
                                                 ========   ========  ========  ========


*Earnings per common share are based on net earnings and the average number of common shares outstanding during each period. The weighted average number of shares outstanding used in the computation of earnings per common share are as follows:


                  Three months ended June 30, 1996      7,718,410
                  Three months ended June 30, 1995      7,630,113
                  Six months ended June 30, 1996        7,710,305
                  Six months ended June 30, 1995        7,595,268

                 BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                      June 30, 1996 and December 31, 1995

                                  (unaudited)
                                (000's omitted)

                                                                                1996       1995
                                                                             ----------  ---------
ASSETS
   Current assets:
      Cash                                                                   $       97  $   7,253
      Receivables, net                                                           96,675     91,157
      Inventories:
         Raw materials                                                           28,325     31,735
         Work in process                                                          8,415      5,696
         Finished goods                                                          23,293     25,190
         Lifo reserve                                                          (11,453)   (11,453)
                                                                             ----------  ---------
            Total inventory                                                      48,580     51,168

      Real estate developments in progress                                       30,669     20,123
      Deferred tax assets                                                         8,347      8,348
      Other current assets                                                        7,208      9,254
                                                                             ----------  ---------
         Total current assets                                                   191,576    187,303

   Investments and other assets, at cost                                         20,706     18,899
   Assets held for sale                                                          13,260     13,260
   Property, plant and equipment, at cost                                       216,837    206,421
      Less accumulated depreciation                                           (146,860)  (143,014)
                                                                             ----------  ---------
         Net property, plant and equipment                                       69,977     63,407
                                                                             ----------  ---------
                                                                             $  295,519  $ 282,869
                                                                             ==========  =========
LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
      Notes payable                                                          $   12,558  $   2,553
      Current maturities of long-term debt                                        4,408      4,451
      Accounts payable                                                           55,155     53,047
      Dividends payable                                                             762        756
      Accrued liabilities                                                        49,888     59,162
      Taxes on income                                                             6,352      6,163
                                                                             ----------  ---------
         Total current liabilities                                              129,123    126,132

   Deferred taxes on income                                                       2,581  $   2,582
   Other noncurrent liabilities                                                   9,806      9,119
   Long-term debt, less current maturities                                       43,073     42,613

   Shareholders' equity:
      Common stock, no par value, authorized 20,000,000 shares,
       issued 9,088,200 shares, at stated value                                  12,623     12,623
      Cumulative foreign currency translation adjustment                            186        154
      Retained earnings                                                         127,019    119,395
                                                                             ----------  ---------
                                                                                139,828    132,172
   Less cost of common stock in treasury, 1,468,994 shares in 1996
    and 1,523,262 shares in 1995                                                 28,892     29,749
                                                                             ----------  ---------
      Total shareholders' equity                                                110,936    102,423
                                                                             ----------  ---------
                                                                             $  295,519  $ 282,869
                                                                             ==========  =========




                 BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             For the six month periods ended June 30, 1996 and 1995

                                  (unaudited)
                                (000's omitted)


                                                                  1996      1995
                                                                --------  --------
Cash flows from operating activities:
   Net earnings                                                 $  9,067  $  9,795
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation, amortization, other                            4,704     4,056
      Equity (earnings) loss of international joint ventures        (58)      (83)
   Change in assets and liabilities:
      Receivables                                                (5,518)     (242)
      Inventories                                                  2,588       957
      Real estate developments in progress                      (10,546)     5,931
      Other current assets                                         2,046   (3,246)
      Current liabilities excluding short-term debt              (6,977)  (19,167)
                                                                --------  --------
         Net cash used in operating activities                   (4,694)   (1,999)

Cash flows from investing activities:
   Capital expenditures                                         (10,753)   (9,211)
   Acquisition of new business                                      ----     (994)
   Net changes in other noncurrent assets                        (2,270)     2,313
   Common stock dividend
    from international joint ventures                               ----       799
                                                                --------  --------
      Net cash used in investing activities                     (13,023)   (7,093)

Cash flows from financing activities:
   Payment of dividends                                          (1,515)     (978)
   Net change in long-term debt                                      460     3,834
   Net change in short-term debt                                   9,962     2,141
   Sale and issuance of treasury stock                             1,293     5,978
   Purchase of treasury stock                                      (436)   (3,159)
   Net changes in other noncurrent liabilities                       765   (1,019)
                                                                --------  --------
      Net cash provided by financing activities                   10,529     6,797

Effect of exchange rate changes on cash                               32        79
                                                                --------  --------
   Net decrease in cash and cash equivalents                     (7,156)   (2,216)
Cash and cash equivalents at beginning of year                     7,253     5,284
                                                                --------  --------

Cash and cash equivalents at end of period                      $     97  $  3,068
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
Cash and equivalents decreased $7.2 million in the first six months of 1996. This was primarily due to increased investment in real estate development projects and the new metal buildings plant near Shanghai, China. Short-term borrowings from bank credit lines were utilized to finance the temporary working capital increase. For the six months ended June 30, 1996, domestic short-term borrowings averaged $6 million for 134 days compared to $8 million for 124 days in 1995.

The Company currently has revolving bank credit facilities aggregating $50 million to meet the needs of both the Company and the Company's subsidiary, Butler Real Estate, Inc. As of June 30, 1996, $9 million of the credit line was utilized to provide a bank letter of credit to secure insurance obligations. The Company also has issued Industrial Revenue Bonds secured by an additional $6.5 million bank letter of credit. Management believes the Company's operating cash flow, along with the bank credit lines, are sufficient to meet future liquidity requirements.

Butler Building Systems, Ltd., the Company's United Kingdom subsidiary, maintains a separate line of credit with its local bank for approximately $2.3 million at current exchange rates. Management believes that this separate bank line of credit is sufficient to meet future liquidity requirements.

The Company recently announced the establishment of a wholly-owned subsidiary to market, design, and manufacture metal building systems and provide construction services in South America. Approximately $4 million will be invested in facilities and equipment to be located near Belo Horizonte, Brazil. Manufacturing operations will be conducted through a strategic alliance with Usiminas Mechanica S.A., a steel fabricating subsidiary of a large Brazilian integrated steel producer.

Capital expenditures were $10.8 million for the first six months of 1996 compared to $9.2 million a year ago. Last year's capital expenditures were due in large part to the expansion of the San Marcos, Texas facility and this year in large part to the investment in a new metal buildings plant near Shanghai, China. Total capital expenditures are expected to be approximately $26 million in 1996 compared to actual expenditures of $22.7 million in 1995.

RESULTS OF OPERATIONS
Net sales of $193.4 million for the quarter ended June 30, 1996 were 6% lower than a year ago. The Building Systems and Construction Services segments contributed to the majority of the decrease. Volume was down in the wood frame buildings business due to severe winter and early spring weather in their predominate market areas. Butler Real Estate volume was also down due to the timing, completion and sales of various real estate projects. The decrease in the Construction Services Segment was due primarily to project timing differences. For the six months ended June 30, 1996, net sales were $369.1 million, or an 8% decrease from a year ago. The Building Systems Segment contributed to the majority of the decrease. More specifically, the wood frame buildings business and Butler Real Estate's sales were both lower than during the same period last year.

The second quarter 1996 consolidated gross profit was $36.4 million compared to $38 million a year ago. The decrease was primarily due to lower volume in the Building Systems and Construction Services segments. For the six months ended June 30, 1996, consolidated gross profit was $68.1 million, or a 3% decrease over a year ago. Gross profit decreased in total dollar amount, but increased as a percentage of net sales.

Net earnings for the quarter ended June 30, 1996 were $5.8 million or $.75 per common share compared to $6.2 million or $.81 per common share a year ago. Unanticipated costs on two construction projects where subcontractors failed to meet their commitments were the primary factor that resulted in 1996 second-quarter earnings being lower than a year ago. The net earnings for the six months ended June 30, 1996 were $9.1 million or $1.18 per common share, compared to $9.8 million or $1.29 per common share a year ago. The Other Building Products group had somewhat lower earnings in the first half compared to their exceptional profitability in the first six months of 1995. The European metal building systems business reduced its first half loss 50% compared to a year ago due to improved operating efficiencies and expense control. Butler Real Estate had lower first half earnings this year, but, as evidenced by an increase in real estate development projects, their activity is at record levels.

For additional information, see the letter to shareholders at Exhibit 19.

PART II. - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits.

         (15) Letter from independent public accountants pursuant to paragraph
              (d) of Rule 10-01 of Regulation S-X and related letter.

         (19) July 15, 1996 letter to shareholders.

         (27) Financial Data Schedule

     (b) Reports on Form 8-K.

         The Company has not filed any reports on Form 8-K during the quarter ended June 30, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



BUTLER MANUFACTURING COMPANY




August 6, 1996                          /s/ John J. Holland
- ---------------                         -------------------------------
Date                                        John J. Holland
                                            Vice President - Finance
                                            and Chief Financial Officer


August 12, 1996                         /s/ Richard O. Ballentine
- ---------------                         -------------------------------
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

19              July 15, 1996 letter to shareholders.

27              Financial Data Schedule