Form 10-Q
period 1996-09-30
BUTLER MANUFACTURING CO
filed 1996-11-06
CIK 15840

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

                       Quarterly Report Under Section 13
                                or 15(d) of the
                        Securities Exchange Act of 1934

                           Commission File No. 0-603

                      FOR QUARTER ENDED SEPTEMBER 30, 1996

                          BUTLER MANUFACTURING COMPANY

                       Incorporated in State of Delaware

                          BMA Tower - Penn Valley Park
                             Post Office Box 419917
                       Kansas City, Missouri  64141-0917

                             Phone:  (816) 968-3000
               I.R.S. Employer Identification Number:  44-0188420

                     Shares of common stock outstanding at
                         SEPTEMBER 30, 1996:  7,564,115


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

ITEM 1.  Financial Statements

    (1)  Condensed Consolidated Financial Statements (unaudited):

         Consolidated Statements of Operations for the Three and Nine Month
         Periods Ended September 30, 1996 and 1995.                                   3

         Consolidated Balance Sheets as of September 30, 1996 and
         December 31, 1995.                                                           4

         Consolidated Statements of Cash Flows for the Nine Month
         Periods Ended September 30, 1996 and 1995.                                   5

    (2)  Statement as to Review and Presentation.                                     5

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
      Results of Operations.                                                          6-7

PART II. - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K                                             8


                 BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

     For the three and nine month periods ended September 30, 1996 and 1995

                                  (unaudited)
                   ($000's omitted except for per share data)


                                                                                Three months ended     Nine months ended
                                                                                   September 30,         September 30,
                                                                               --------------------  --------------------
                                                                                    1996       1995       1996       1995
                                                                               ---------  ---------  ---------  ---------
Net sales                                                                       $229,019   $206,634   $598,157   $608,257
Cost of sales                                                                    187,492    165,002    488,486    496,458
                                                                                --------   --------   --------   --------
   Gross profit                                                                   41,527     41,632    109,671    111,799

Selling, general and administrative expenses                                      26,350     26,346     76,410     76,014
                                                                                --------   --------   --------   --------
   Operating income                                                               15,177     15,286     33,261     35,785

International joint venture income (loss), net                                       108        (29)       408        515
Other income (expense), net                                                        1,269       (700)       860     (1,622)
                                                                                --------   --------   --------   --------
   Earnings before interest and taxes                                             16,554     14,557     34,529     34,678
Interest expense                                                                   1,059        893      3,224      3,110
                                                                                --------   --------   --------   --------
   Pretax earnings                                                                15,495     13,664     31,305     31,568

Income tax expense                                                                 6,717      5,995     13,460     14,104
                                                                                --------   --------   --------   --------
   Net earnings                                                                 $  8,778   $  7,669   $ 17,845   $ 17,464
                                                                                ========   ========   ========   ========
Earnings per common share*                                                      $   1.14   $   1.00   $   2.32   $   2.29
                                                                                ========   ========   ========   ========


*Earnings per common share are based on net earnings and the weighted average equivalent number of common shares outstanding during each period. The weighted average number of shares outstanding used in the computation of earnings per common share are as follows:

       Three months ended September 30, 1996  7,702,801
       Three months ended September 30, 1995  7,653,340
       Nine months ended September 30, 1996   7,707,803
       Nine months ended September 30, 1995   7,614,625

                 BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                    September 30, 1996 and December 31, 1995

                                  (unaudited)
                                (000's omitted)

                                                                   1996            1995
                                                                -----------     -----------

ASSETS
  Current assets:
     Cash                                                        $     143       $   7,253
     Receivables, net                                              109,646          91,157
     Inventories:
        Raw materials                                               31,315          31,735
        Work in process                                              8,517           5,696
        Finished goods                                              27,453          25,190
        Lifo reserve                                               (12,153)        (11,453)
                                                                 ---------       ---------
           Total inventory                                          55,132          51,168

     Real estate developments in progress                           41,419          20,123
     Deferred tax assets                                             8,347           8,348
     Other current assets                                            6,773           9,254
                                                                 ---------       ---------
        Total current assets                                       221,460         187,303

  Investments and other assets                                      23,248          18,899
  Assets held for sale                                              13,260          13,260
  Property, plant and equipment, at cost                           220,636         206,421
     Less accumulated depreciation                                (148,970)       (143,014)
                                                                 ---------       ---------
        Net property, plant and equipment                           71,666          63,407
                                                                 ---------       ---------
                                                                 $ 329,634       $ 282,869
                                                                 =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
     Notes payable                                               $   5,437       $   2,553
     Current maturities of long-term debt                            4,320           4,451
     Accounts payable                                               78,946          53,047
     Dividends payable                                                 909             756
     Accrued liabilities                                            59,434          59,162
     Taxes on income                                                 7,753           6,163
                                                                 ---------       ---------
        Total current liabilities                                  156,799         126,132

  Deferred taxes on income                                           2,581           2,582
  Other noncurrent liabilities                                       9,897           9,119
  Long-term debt, less current maturities                           43,046          42,613

  Shareholders' equity:
     Common stock, no par value, authorized 20,000,000 shares,
      issued 9,088,200 shares, at stated value                      12,623          12,623
     Cumulative foreign currency translation adjustment                230             154
     Retained earnings                                             134,885         119,395
                                                                 ---------       ---------
                                                                   147,738         132,172
     Less cost of common stock in treasury, 1,524,085 shares in
      1996 and 1,523,262 shares in 1995                             30,427          29,749
                                                                 ---------       ---------
        Total shareholders' equity                                 117,311         102,423
                                                                 ---------       ---------
                                                                 $ 329,634       $ 282,869
                                                                 =========       =========

                 BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

          For the nine month periods ended September 30, 1996 and 1995

                                  (unaudited)
                                (000's omitted)

                                                                  1996         1995
                                                               ----------   ----------
Cash flows from operating activities:
   Net earnings                                                 $ 17,845     $ 17,464
   Adjustments to reconcile net earnings  to net cash provided by operating activities:
      Depreciation, amortization, other                            7,151        6,482
      Equity (earnings) loss of joint ventures                       771         (152)
   Change in assets and liabilities:
      Receivables                                                (18,489)         757
      Inventories                                                 (3,964)       2,123
      Real estate developments in progress                       (21,296)      (1,957)
      Other current assets                                         2,481       (3,016)
      Current liabilities excluding short-term debt               27,761      (12,015)
                                                                --------     --------
         Net cash used in operating activities                    12,260        9,686

Cash flows from investing activities:
   Capital expenditures                                          (16,073)     (14,490)
   Acquisition of new business                                        --         (994)
   Net changes in other noncurrent assets                         (4,457)         442
   Common stock dividend
    from international joint ventures                                 --          799
                                                                --------     --------
      Net cash used in investing activities                      (20,530)     (14,243)

Cash flows from financing activities:
   Payment of dividends                                           (2,277)      (1,728)
   Net change in long-term debt                                      429        4,658
   Net change in short-term debt                                   2,753          (40)
   Sale and issuance of treasury stock                             1,303        7,885
   Purchase of treasury stock                                     (1,981)      (5,073)
   Net changes in other noncurrent liabilities                       857       (1,171)
                                                                --------     --------
      Net cash provided by financing activities                    1,084        4,531

Effect of exchange rate changes on cash                               76         (145)
                                                                --------     --------
   Net decrease in cash and cash equivalents                      (7,110)        (171)
Cash and cash equivalents at beginning of year                     7,253        5,284
                                                                --------     --------
Cash and cash equivalents at end of period                      $    143     $  5,113
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
Cash and equivalents decreased $7.1 million in the first nine months of 1996. This was primarily due to increased investment in real estate development projects and expenditures for capital assets. For the nine months ended September 30, 1996, domestic short-term borrowings averaged $7.7 million for 195 days compared to $8 million for 124 days in 1995.

The Company currently has revolving bank credit facilities aggregating $50 million to meet the needs of both the Company and the Company's subsidiary, Butler Real Estate, Inc. As of September 30, 1996, $9 million of the credit line was utilized to provide a bank letter of credit to secure insurance obligations. The Company also has issued Industrial Revenue Bonds secured by an additional $6.5 million bank letter of credit. Management believes the Company's operating cash flow, along with the bank credit lines, are sufficient to meet future liquidity requirements.

Butler Building Systems, Ltd., the Company's United Kingdom subsidiary, maintains a separate line of credit with its local bank for approximately $2.3 million at current exchange rates. Management believes that this separate bank line of credit is sufficient to meet future liquidity requirements.

The Company recently announced that it has signed a Letter of Intent to acquire a 90% interest in Beker Kft, a building systems fabricator located in Nyiregyhaza, Hungary. The transaction is expected to close in December, 1996.

Capital expenditures were $16.1 million for the first nine months of 1996 compared to $14.5 million a year ago. This year's capital expenditure level was due in large part to the investment in a new metal buildings plant near Shanghai, China, and last year in large part to the expansion of the Company's San Marcos, Texas facility. Total capital expenditures are expected to be approximately $27 million in 1996 compared to actual expenditures of $22.7 million in 1995.

On October 18, 1996, the Company announced that it has applied for listing of its common stock on the New York Stock Exchange. The Company expects that its securities will be listed and begin trading on the Big Board under the new stock symbol BBR in early November, 1996.

RESULTS OF OPERATIONS
Third quarter sales of $229 million were up 11% from last year's third quarter. All segments had strong results. The timing of project billings in the Construction Services Segment contributed the majority of the increase. For the nine months ended September 30, 1996, net sales were $598 million, a 2% decrease from a year ago. The U.S. metal buildings business had slightly lower sales, due to the slower order activity earlier in the year. The business is now operating at record levels of production and higher backlogs. Butler Real Estate volume was also down due to the timing, completion and sales of various real estate projects.

The third quarter 1996 consolidated gross profit was $41.5 million, comparable to $41.6 million a year ago. While volume was higher in 1996 by 11%, competitive price discounting affected margins in the Building Systems Segment. Within the Other Building Products Segment, the mix of sales and competitive pricing caused somewhat lower margins in the Vistawall Division. The Company's Construction Services Segment operated at lower than normal levels of margin in the third quarter. For the nine months ended September 30, 1996, consolidated gross profit was $109.7 million, a 2% decrease over a year ago. Gross profit decreased in total dollar amount, but was comparable as a percentage of net sales.

Net earnings for the quarter ended September 30, 1996 were $8.8 million or $1.14 per common share compared to $7.7 million or $1.00 per common share a year ago. Other income benefited from the sale of a plant facility that Butler continued to own after the operating business using it was divested in 1993. The net earnings for the nine months ended September 30, 1996 were $17.8 million or $2.32 per common share, compared to $17.5 million or $2.29 per common share, a year ago. The European metal building systems business reported losses through the third quarter that were 70% less than a year ago, due to improved operating efficiencies and expense control. Butler Real Estate had lower earnings this year, but as evidenced by an increase in real estate development projects, their activity is at record levels.

Backlog for the quarter ended September 30, 1996 was $329 million, up 17% from a year ago. Higher margin product backlog accounted for the increase, as construction backlog was essentially even with the level of the previous year.

For additional information, see the letter to shareholders at Exhibit 19.

PART II. - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

    (a) Exhibits.

        (15) Letter from independent public accountants pursuant to paragraph
             (d) of Rule 10-01 of Regulation S-X and related letter.

        (19) October 16, 1996 letter to shareholders.

        (27) Financial Data Schedule

    (b) Reports on Form 8-K.

        The Company has not filed any reports on Form 8-K during the quarter ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



BUTLER MANUFACTURING COMPANY



October 30, 1996                                /s/ John J. Holland
----------------                                -------------------------------
Date                                            John J. Holland
                                                Vice President - Finance
                                                and Chief Financial Officer


October 30, 1996                                /s/ Richard O. Ballentine
----------------                                -------------------------------
Date                                            Richard O. Ballentine
                                                Vice President, General Counsel
                                                and Secretary

                                 EXHIBIT INDEX
Exhibit
Number          Description
-------         ---------------------------------------------------------
15              Letter from independent public accountants pursuant to
                paragraph (d) of Rule 10-01 of Regulation S-X and related letter.

19              October 16, 1996 letter to shareholders.

27              Financial Data Schedule