Form 10-K405
period 1996-12-31
BUTLER MANUFACTURING CO
filed 1997-03-31
CIK 15840

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                      FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d)
                   of The Securities Exchange Act of 1934
                               (Fee Required)

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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



     The Company has no securities registered pursuant to Section 12(b) of the Act. The only class of stock outstanding consists of Common Stock having no par value, 7,561,465 shares of which were outstanding at December 31, 1996. The Common Stock is registered pursuant to Section 12(g) of the Act.

     The aggregate market value of the Common Stock of the Company held by non-affiliates, based upon the last sales price of such stock on February 21, 1997 was $284,606,469.

     The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to such filing requirements for the past 90 days.

     As indicated by the following check mark, disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein and will not be contained to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K: X

The following documents are incorporated herein by reference:

(1) Butler Manufacturing Company 1996 Annual Report, pages 14 through 32 (the "Annual Report" incorporated into Part II).

(2) Butler Manufacturing Company Notice of Annual Meeting of Stockholders and Proxy Statement, dated March 10, 1997 (the "Proxy Statement" incorporated into Parts I and III).

                          BUTLER MANUFACTURING COMPANY

                                   FORM 10-K

                                  ___________


                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                    CONTENTS


  PART I                                                               Page
                                                                       ----

     Item 1.  Business                                                   3

     Item 2.  Properties                                                 7

     Item 3.  Legal Proceedings                                          7

     Item 4.  Submission of Matters to a Vote of Security Holders        7


  PART II

     Item 5.  Market for Registrant's Common Equity
              and Related Stockholder Matters                            8

     Item 6.  Selected Financial Data                                    8

     Item 7.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations              8

     Item 8.  Financial Statements and Supplementary Data                8

     Item 9.  Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure                     8

  PART III

     Item 10. Directors and Executive Officers of the Registrant         8

     Item 11. Executive Compensation                                    10

     Item 12. Security Ownership of Certain Beneficial
              Owners and Management                                     10

     Item 13. Certain Relationships and Related Transactions            10

  PART IV

     Item 14. Exhibits, Financial Statement Schedules and Reports
              on Form 8-K                                               10

SIGNATURES                                                               13

CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                      14

FINANCIAL STATEMENT SCHEDULES                                           S-1

                                     PART I

Item 1.Business

(a) General Development of Business

     The Company was founded as a partnership in 1901. It was incorporated in Missouri in 1902 and reincorporated in Delaware in 1969. Its corporate headquarters are located in Kansas City, Missouri, and principal plants and offices are operated throughout the continental United States. Principal international operations are conducted through Butler Building Systems, Ltd., a wholly owned United Kingdom subsidiary acquired in 1991, Butler Shanghai Inc., a Chinese wholly owned subsidiary, Butler do Brasil Limitada, a South American wholly owned subsidiary and a Saudi Arabian joint venture.

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

(b) Financial Information about Industry Segments

     The information required by Item 1(b) is hereby incorporated by reference to pages 23 through 24 of the Company's Annual Report furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13.0 to this report (see also items 6, 7, and 8 of this report).

(c) Narrative Description of Business

Building Systems
     The Company's largest segment, Building Systems, includes the U.S. steel and wood frame pre-engineered building systems; Butler European operations consisting of wholly owned subsidiaries in the United Kingdom, France, and Germany, and a 90% owned joint venture in Hungary; Butler Shanghai Inc., a wholly owned subsidiary in China; Butler do Brasil Limitada, a wholly owned South American subsidiary; Beker Kft., and a 30% owned Saudi Arabian joint venture (Saudi Building Systems, Ltd.), all of which manufacture and/or market pre-engineered steel frame building systems; Butler World Trade, an export marketing organization for metal building systems; Butler Real Estate, Inc. a real estate developer; and a 45% owned Japanese joint venture marketing pre-engineered building systems to Japanese firms which will be liquidated in 1997. In subsequent years pre-engineered building systems will be marketed to Japanese firms through a Japanese representative sales office.

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

     In 1996 Advanced Buildings Systems, a 50% owned joint venture with the McDonald's Corporation, became fully operational. The venture
 .c1.;manufactures modular restaurant buildings exclusively for McDonald's at a plant in Clear Brook, Virginia.

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

     In late 1996 the Company acquired a 90% interest in Beker Kft, a small building systems fabricator located in Nyiregyhaza, Hungary. Beker markets and fabricates building systems to Central and Eastern Europe from its facility in Hungary.

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

     The Company also competes with numerous pre-engineered steel frame building manufacturers doing business within the United States, Canada and the United Kingdom. Approximately five of these manufacturers account for the majority of industry sales. The Company believes that its 1996 sales of steel frame pre-engineered buildings within the United States exceeded those of any other nonresidential steel frame pre-engineered buildings manufacturer, with its next largest competitors being NCI Building Systems, Inc., Varco-Pruden Buildings division of United Dominion Industries Ltd., American Buildings

Company and Ceco and Star Buildings Systems combined, a division of Robertson
- Ceco Corporation. Competition among manufacturers of pre-engineered buildings is based primarily upon price, service, product design and performance and marketing capabilities.

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

Construction Services
     The Company's Construction Services segment consists of a wholly-owned construction subsidiary, BUCON, Inc. which provides comprehensive design, planning, execution and construction management services to major purchasers of construction. Revenues of the segment are derived primarily from general contracting. In addition, the Construction Services segment performs "furnish and erect" and "materials only" subcontracts using products from several Company divisions, predominantly the Company's Buildings Division. Competition is primarily based upon price, time necessary to complete a project, design and product performance. BUCON, Inc. competes with international, national, regional and local general contracting firms, and whenever possible, performs projects in conjunction with independent Butler dealers.

Other Building Products
     This segment includes the operations of the Vistawall and Grain Systems Divisions. The Vistawall business designs, manufactures and markets architecturally oriented component systems for the nonresidential construction market. The Grain Systems' business manufactures and markets grain storage bins and also distributes grain conditioning and handling equipment.

     The Vistawall Division designs, manufactures and sells aluminum curtain wall systems for mid and high-rise office markets, and entry doors and other standard storefront products for low-rise retail and commercial markets. In early 1997 the Vistawall Division acquired the assets of Rebco West, Inc., a west coast manufacturer and distributor of entrance doors and storefront products. Vistawall's products are distributed on a material supply basis to either curtain wall erection subcontractors or general contractors, and through distribution warehouses to glazing contractors for storefront and entry door applications. Manufacturing and distribution facilities are located in Lincoln, Rhode Island; Atlanta, Georgia; Modesto, Hayward and Rancho Cucamonga, California; Cincinnati and Cleveland, Ohio; Terrell, Houston and Dallas, Texas; Tampa, Florida; Washington, D.C.; Chicago, Illinois; St. Louis, Missouri; and Seattle, Washington. In 1996 the Vistawall Division expanded its facility in Terrell, Texas with the addition of a

46,000 square foot warehouse and distribution facility. The Division operates in highly competitive markets with other national manufacturers which operate multiple plants and distribution facilities, and with regional manufacturers. Competition is primarily based on cost, delivery capabilities, appearance and other specific customer requirements.

     The Vistawall Division at its Terrell, Texas location also designs, manufactures and installs Naturalite/EPI skylights of all types, from the more standard designs used in commercial and industrial buildings, to highly complex engineered solutions for monumental building projects. In addition, the Division designs and manufactures roof accessories, such as smoke and heat vents, for conventional and pre-engineered buildings, and the Skywall product line of translucent roof and wall systems.

     The Division markets its Naturalite/EPI and Skywall products through its existing independent representative organization. There are numerous competitors in this industry with competition primarily based on price, engineering and installation capabilities, delivery and other specific customer requirements.

The Grain Systems Division manufactures and markets grain storage bins from its Kansas City, Missouri plant. It also distributes grain conditioning and handling equipment. The Division's products are sold primarily to farmers and commercial grain elevators through a nationwide network of independent dealers. Products are also manufactured for export. Grain systems are sold in highly competitive markets in direct competition with national companies and smaller regional manufacturers. Competition is principally based on price, delivery schedules and product performance.

Manufacturing and Materials
     The Company's manufacturing operations include most conventional metal fabricating operations, such as punching, shearing, welding, extruding and forming of sheet and structural steel and aluminum. The Company also operates painting and anodizing lines for structural steel and aluminum components, respectively. Wood frame manufacturing operations include sawing and truss fabrication. The principal materials used in the manufacture of the Company's products include steel, aluminum, wood and purchased parts. All materials are presently available to the Company in sufficient quantities to meet current needs.

Seasonal Business
     Historically, the Company's sales and net earnings have been affected by cycles in the general economy which influence nonresidential construction markets (see in particular Item 7 of this report). The Company experienced peak seasonal demand for products and services, and the sale of real estate projects during the second half of 1996. Sales for the first, second, third and fourth quarters of 1996 were $176 million, $193 million, $229 million and $272 million, respectively.

Backlog
The Company's backlog of orders believed to be firm was $253 million at December 31, 1996 and $251 million at December 31, 1995. The Construction Services segment, where margins are significantly lower than those associated with product sales, accounted for $37 million and $75 million of year-end backlog for 1996 and 1995, respectively.

Employees
     At December 31, 1996 the Company employed 4,350 persons, 3,120 of whom were non-union employees, and 1,230 were hourly paid employees who were members of four unions. At December 31, 1995 the Company employed 3,966 persons. A new three year labor agreement was ratified in early 1997 for the Grain Systems Division's Kansas City, Missouri plant labor union.

Item 2.Properties

     The principal plants and physical properties of the Company consist of the manufacturing facilities described under Item 1, and the Company's executive offices in Kansas City. The 142,000 square foot Vistawall facility located in Lincoln, Rhode Island which has light manufacturing and fabrication operations is classified under "Assets held for sale". Through a subsidiary, the Company also owns a land development venture with property located on a 108 acre site in San Marcos, Texas. The property is recorded in "Assets held for sale" and described in the "Real Estate Subsidiaries" footnote on page 23 in the Company's Annual Report. All other plants and offices described under
Item 1 are utilized by the Company and are generally suitable and adequate for the business activity conducted therein. The Company's manufacturing facilities described under Item 1, along with current outsourcing agreements with various fabricators, have production capabilities sufficient to meet current and foreseeable needs.

     Except for leased facilities listed below, all of the Company's principal plants and offices are owned:

(1) Leased space used for the Company's executive offices in Kansas City, Missouri (120,000 sq. ft. lease expiring in the year 2001 with an option to renew).

(2) Leased space used for the Vistawall Division plant in Terrell, Texas (145,000 sq. ft. and 121,000 sq. ft. with leases expiring in 2000 and 2006, respectively, both containing options to renew), and fabrication and distribution facilities in Dallas and Houston, Texas; St. Louis, Missouri; Chicago, Illinois; Washington, D.C.; Cincinnati and Cleveland, Ohio; Atlanta, Georgia; Tampa, Florida; Seattle, Washington; and Modesto, Hayward, and Rancho Cucamonga, California (293,000 sq. ft. leased with various expiration dates).

(3) The Company also leases various small sales and national account offices throughout the world.

Item 3. Legal Proceedings.

     There are no material legal or environmental proceedings pending as of March 13, 1997, nor does the Company have any known material environmental contingencies as of this date. Proceedings which are pending consist of matters normally incident to the business conducted by the Company and taken together do not appear to be material.

Item 4. Submissions of Matters to a Vote of Security Holders.

     No matters have been submitted to a vote of stockholders since the last annual meeting of stockholders on April 16, 1996.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     Incorporated by reference to the information under "Quarterly Financial Information (Unaudited)", "Price Range of Common Stock (Unaudited)" and "Historical Review 1996-1992" on pages 30 and 32 of the Annual Report.

     In September, 1994 the Board of Directors approved the resumption of a regular cash dividend, at an indicated annual rate of 40 cents per share. The initial 10 cent quarterly payment was made in October 1994. In June, 1995 the Board of Directors approved a 3-for-2 stock split and a 50% increase in the quarterly cash dividend. The stock split was paid July 17, 1995 to shareholders of record on June 30, 1995. In September 1996 the Company increased its cash dividend from 10 cents to 12 cents per share to shareholders of record as of September 27. The Company has limited restrictions on the payment of dividends based on certain debt covenants of the Note Agreement dated June 1, 1994, between the Company and four insurance companies (incorporated by reference to the Form 10-Q for the quarter ended June 30, 1994, as indicated under Item 14). As of December 31, 1996 the Company had approximately $22 million of retained earnings available for cash dividends.

Item 6. Selected Financial Data.

     Incorporated by reference to the information under "Historical Review 1996-1992" on page 32 of the Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Incorporated by reference to the information under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14 through 16 of the Annual Report.

Item 8. Financial Statements and Supplementary Data.

     Incorporated by reference to the consolidated financial statements and related notes on pages 17 through 31 of the Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     Information as to Directors is incorporated herein by reference to pages 2 through 5 of the Proxy Statement. The Executive Officers, their ages, their positions and offices with the Company and their principal occupations during the past five years are shown below:

Corporate Executive Officers

Robert H. West - age 58, Chairman of the Board and Chief Executive Officer; Chairman of the Executive Committee and member of the Board Organization Committee. He joined the Company in 1968, became President in 1978 and Chairman of the Board in 1986. Mr. West is a director of Commerce Bancshares, Inc., Burlington Northern Santa Fe Corporation, Kansas City Power & Light Company, and St. Luke's Hospital. He is a trustee of the University of Missouri at Kansas City.

Donald H. Pratt - age 59, President; member of the Executive Committee. He joined Butler in 1965, became Executive Vice President in 1980, and President of the Company in 1986. Mr. Pratt is also a director of American Century Mutual Funds and is a trustee of the Kansas City Art Institute and Midwest Research Institute. He serves on the FFA Sponsors Advisory Board.

Richard O. Ballentine - age 60, Vice President, General Counsel, and Secretary since 1978. He joined Butler in 1975 as Vice President-Legal.

John T. Cole - age 46, Controller since 1990. He joined Butler in 1977 and previously was Corporate Audit Manager.

Larry D. Hayes - age 58, Vice President - Corporate Development since 1996.
He joined Butler in 1975 and previously was President, Lester Building Systems Division since 1991.

John J. Holland - age 46, Vice President-Finance since 1990. He joined Butler in 1980 and became Vice President - Controller in 1986.

John W. Huey - age 49, Vice President-Administration since 1993 and Assistant General Counsel and Assistant Secretary since 1987. He joined Butler in 1978.

Larry C. Miller - age 40, Treasurer since 1989. He joined Butler in 1980 and became Assistant Treasurer in 1985.

Division Executive Officers

Moufid (Mike) Alossi - age 54, President, Butler World Trade since 1996. He joined Butler in 1968 and previously was Vice President-International Sales and Marketing.

Hans G. Berger - age 49, Managing Director, Butler Europe since 1995. He previously was Managing Director, Butler Bausysteme GmbH from 1993 to 1995 and Vice President - Engineering, Butler Canada from 1992. From 1986 to 1992 he was Vice President - Engineering, Canadian Building Systems, Inc.

William D. Chapman - age 54, President, International Operations since 1992. He joined Butler in 1979 and was previously Vice President, International Operations.

Marc S. Hafer - age 39, President, Lester Building Systems since 1996. From 1993 to 1996 he was President of Walker Systems, Inc., a subsidiary of Wiremold, Inc. He was Vice President-Sales and Marketing of the Company's Walker Division from 1991 to 1993. He joined Butler in 1988.

Thomas J. Hall - age 51, President, Butler Real Estate, Inc. since 1991. He joined Butler in 1969, and was named Vice President and General Manager of Butler Real Estate, Inc. in 1987.

Richard S. Jarman - age 50, President, Buildings Division since 1986. He joined Butler in 1974.

William L. Johnsmeyer - age 49, President Butler Construction (Bucon, Inc.) since 1990. He joined Butler in 1982 and became President, Walker Division in 1984.

Robert J. Kronschnabel - age 61, President, Grain Systems Division since 1994. He joined Butler in 1979 and was previously President, Naturalite/EPI in 1988 and became Vice President and General Manager, Grain Systems Division in 1991.

Ronald F. Rutledge - age 55, President Vistawall Division since 1984 when he joined Butler.

Item 11. Executive Compensation.

     Incorporated by reference to the information under "Report on Executive Compensation", "Summary Compensation Table", "Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table", and Pension Plan Table on pages 9 through 13 of the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     Incorporated by reference to the information under "Beneficial Ownership Table" on pages 7 through 8 of the Proxy Statement.

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

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

   The following documents are filed as part of this report:

   (a)  Financial Statements:

       Consolidated Balance Sheets as of December 31, 1996 and 1995.

       Consolidated Statements of Earnings and Retained Earnings - Years Ended December 31, 1996, 1995 and 1994.

       Consolidated Statements of Cash Flow - Years Ended December 31, 1996, 1995 and 1994.

       Notes to Consolidated Financial Statements.

       The foregoing have been incorporated by reference to the Annual Report as indicated under Item 8.

   (b)  Financial Statement Schedules:

       Auditors' Report on Financial Statement and Schedule IX - Valuation and Qualifying Accounts.

       All other schedules are omitted because they are not applicable or the information is contained in the consolidated financial statements or notes thereto.

   (c)  Exhibits:

        3.1 Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Company's form 10-Q for the quarter ended, March 31, 1996).

        3.2 Bylaws of Butler Manufacturing Company (incorporated by reference to Exhibit 3.8 to Company's Form 10-Q for quarter ended September 30, 1990).

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

       10.8 Butler Manufacturing Company Stock Incentive Plan of 1996 (incorporated by reference to Exhibit 4(a) to the Company's Registration Statement Number 333-02557 on S-8 filed April 17,
            1996).

       10.9 Butler Manufacturing Company Director Stock Compensation
            Program.

      10.10 Butler Manufacturing Company Restricted Stock
            Compensation Program of 1996.

       13.0 Butler Manufacturing Company 1996 Annual Report Pages 14 through 32 only (the information expressly incorporated herein by reference).

       22.0 Set forth below is a list as of March 13, 1997 of subsidiaries of the Company and their respective jurisdictions of incorporation. Subsidiaries not listed, when considered in the aggregate as a single subsidiary, do not constitute a significant subsidiary.


                                        Jurisdiction of
Subsidiary                               Incorporation
-------------------------------------------------------
Butler Argentina, S.A.                     Argentina
Butler do Brasil Limitada                  Brazil
Butler Export, Inc.                        Barbados
Butler Building Systems, Ltd.              Scotland
Butler Europe GmbH                         Germany
Butler Systemes de Construction SARL       France
BMC Real Estate, Inc.                      Delaware
BUCON, Inc.                                Delaware
Butler Pacific, Inc.                       Delaware
Butler Real Estate, Inc.                   Delaware
Butler, S.A. de C.V.                       Mexico
Butler (Shanghai) Inc.                     China
Butler Holdings, Inc.                      Delaware
Beker Kft                                  Hungary
Comercial Butler Limitada                  Chile
Lester's of Minnesota, Inc.                Minnesota
Lester Holdings, Inc.                      Delaware


       24.0 Power of Attorney to sign this Report by each director.

       27.0 Financial Data Schedule.


     No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

     The calculation of the aggregate market value the Company's Common Stock held by non-affiliates shown on the front of the cover page assumes that directors are affiliates. Such assumption does not reflect a belief by the Company or any director that any director is an affiliate of the Company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 19th day of March, 1997.

                                     BUTLER MANUFACTURING COMPANY

                                     BY /S/ Robert H. West
                                       ----------------------------
                                       Robert H. West
                                       Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the dates indicated.


   /S/ Robert H. West              Chairman of the Board    March  19, 1997
   -----------------------------   (Principal Executive
   Robert H. West                  Officer)

   /S/ John J. Holland             Vice President-Finance   March  19, 1997
   -----------------------------   (Principal Financial
   John J. Holland                 Officer)

   /S/ John T. Cole                Controller               March  19, 1997
   -----------------------------   (Principal Accounting
   John T. Cole                    Officer)

   /S/ Harold G. Bernthal      *   Director                 March  24, 1997
   -----------------------------
   Harold G. Bernthal

   /S/ Robert E. Cook          *   Director                 March 24, 1997
   -----------------------------
   Robert E. Cook

   /S/ Alan M. Hallene         *   Director                 March 24, 1997
   -----------------------------
   Alan M. Hallene

   /S/ C.L. William Haw        *   Director                 March 24, 1997
   -----------------------------
   C.L. William Haw

   /S/ Robert J. Novello       *   Director                 March 24, 1997
   -----------------------------
   Robert J. Novello

   /S/ George E. Powell, Jr.   *   Director                 March 24, 1997
   -----------------------------
   George E. Powell, Jr.

   /S/ Donald H. Pratt             Director                 March 19, 1997
   ------------------------------
   Donald H. Pratt

   /S/ Robert J. Reintjes, Sr. *   Director                 March 24, 1997
   -----------------------------
   Robert J. Reintjes, Sr.

   /S/ Judith A. Rogala        *   Director                 March 24, 1997
   -----------------------------
   Judith A. Rogala



Richard O. Ballentine, by signing his name hereto, does hereby sign this report on Form 10-K on behalf of each of the directors of the Registrant pursuant to a power of attorney executed by each of such directors.

* By /S/ Richard O. Ballentine, Attorney-in-fact            March 24, 1997
    --------------------------------------------
Richard O. Ballentine, Attorney-in-fact

             CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Butler Manufacturing Company

     We consent to the incorporation by reference in Registration Statements Nos. 33-14464, 2-63830, 2-55753, 333-02285, 333-02557 and 2-36370 on Form
S-8 and the related Prospectus of June 11, 1987, with Appendix dated March 8, 1996, of Butler Manufacturing Company of our report dated February 3, 1997 relating to the consolidated balance sheets of Butler Manufacturing Company and subsidiaries as of December 31, 1996, and 1995, and the related consolidated statements of earnings and retained earnings and cash flows and the related schedule for each of the years in the three-year period ended December 31, 1996, which reports appear in or are incorporated by reference in the Annual Report on Form 10-K of Butler Manufacturing Company for the fiscal year ended December 31, 1996. We also consent to the reference to our firm under the heading "Experts" in the Prospectus to the Registration Statements.


                                     /S/ KPMG PEAT MARWICK LLP
                                     -------------------------
                                        KPMG PEAT MARWICK LLP
Kansas City, Missouri
March 25,1997

                 BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                             KANSAS CITY, MISSOURI

                   Consolidated Financial Statement Schedule
                                  (Form 10-K)

                        December 31, 1996, 1995 and 1994

                        (With Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Butler Manufacturing Company:

Under date of February 3, 1997, we reported on the consolidated balance sheets of Butler Manufacturing Company and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings and retained earnings and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the 1996 Annual Report. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein.


                                                   /S/ KPMG PEAT MARWICK LLP
                                                   -------------------------
                                                       KPMG PEAT MARWICK LLP
Kansas City, Missouri
February 3, 1997

                                  SCHEDULE IX

                 BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES

                       Valuation and Qualifying Accounts

                             (Thousands of Dollars)




                                                 Additions     Deductions
                                              --------------- -----------
                                  Balance at  Charged         Charged off   Balance
                                   beginning    to              net of     at close
      Description                   of year   earnings  Other  recoveries   of year
      -----------                 ----------  --------  ----- -----------  --------
                                                         (A)

     Year ended December 31, 1996:
     For possible losses on accounts
     receivable                      $2,348   $1,344    $470    $1,244     $2,918
                                     ======   ======    ====    ======     ======


     Year ended December 31, 1995:
     For possible losses on accounts
     receivable                      $1,364   $1,154    $326    $  496     $2,348
                                     ======   ======    ====    ======     ======


     Year ended December 31, 1994:
     For possible losses on accounts
     receivable                      $1,088   $  990    $ 10   $   724     $1,364
                                     ======   ======    ====   =======     ======




(A) Includes transfers from other reserve accounts.

                                 EXHIBIT INDEX


EXHIBITS                          DESCRIPTION
--------                          -----------

3.1  Restated Certificate of Incorporation (incorporated by reference to
     Exhibit 3.1 to Company's form 10-Q for the quarter ended, March 31,
     1996).

3.2  Bylaws of Butler Manufacturing Company (incorporated by reference to
     Exhibit 3.8 to Company's Form 10-Q for quarter ended September 30, 1990).

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

10.7 Form of Butler Manufacturing Company Split Dollar Life Insurance Agreement (Collateral Assignment Method; Roll Out Arrangement) entered into between the Company and certain executive officers (incorporated by reference to Exhibit 10.7 to the Company's Form 10-K for the year ended December 31,1994).

10.8 Butler Manufacturing Company Stock Incentive Plan of 1996 (incorporated by reference to Exhibit 4(a) to the Company's Registration Statement Number 333-02557 on S-8 filed April 17, 1996).

10.9  Butler Manufacturing Company Director Stock Compensation Program.

10.10 Butler Manufacturing Company Restricted Stock Compensation Program of
      1996.

13.0 Butler Manufacturing Company 1996 Annual Report Pages 14 through 32 only (the information expressly incorporated herein by reference).

22.0 Set forth below is a list as of March 13, 1997 of subsidiaries of the Company and their respective jurisdictions of incorporation. Subsidiaries not listed, when considered in the aggregate as a single subsidiary, do not constitute a significant subsidiary.

                                                  Jurisdiction of
      Subsidiary                                  Incorporation
      ----------                                  ----------------
      Butler Argentina, S.A.                        Argentina
      Butler do Brasil Limitada                     Brazil
      Butler Export, Inc.                           Barbados
      Butler Building Systems, Ltd.                 Scotland
      Butler Europe GmbH                            Germany
      Butler Systemes de Construction SARL          France
      BMC Real Estate, Inc.                         Delaware
      BUCON, Inc.                                   Delaware
      Butler Pacific, Inc.                          Delaware
      Butler Real Estate, Inc.                      Delaware
      Butler, S.A. de C.V.                          Mexico
      Butler (Shanghai) Inc.                        China
      Butler Holdings, Inc.                         Delaware
      Beker Kft                                     Hungary
      Comercial Butler Limitada                     Chile
      Lester's of Minnesota, Inc.                   Minnesota
      Lester Holdings, Inc.                         Delaware


24.0  Power of Attorney to sign this Report by each director.

27.0  Financial Data Schedule.