Form 10-Q
period 1997-03-31
BUTLER MANUFACTURING CO
filed 1997-05-14
CIK 15840

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

                       Quarterly Report Under Section 13
                                or 15(d) of the
                        Securities Exchange Act of 1934

                         Commission File No. 001-12335

                      FOR THE QUARTER ENDED MARCH 31, 1997

                          BUTLER MANUFACTURING COMPANY

                       Incorporated in State of Delaware

                          BMA Tower - Penn Valley Park
                             Post Office Box 419917
                       Kansas City, Missouri  64141-0917

                             Phone:  (816) 968-3000
               I.R.S. Employer Identification Number:  44-0188420

                     Shares of common stock outstanding at
                           MARCH 31, 1997:  7,579,478


 The name, address and fiscal year of the Registrant have not changed since the last report.


 The Registrant (1) has filed all reports required to be filed by Section 13 or
  15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                     INDEX



PART I.-FINANCIAL INFORMATION                                       Page Number

ITEM 1.   Financial Statements

     (1)  Consolidated Financial Statements (unaudited):

          Consolidated Statements of Operations for the Three Month
          Periods Ended March 31, 1997 and 1996.                           3

          Consolidated Balance Sheets as of March 31, 1997 and
          December 31, 1996.                                               4

          Consolidated Statements of Cash Flows for the Three Month
          Periods Ended March 31, 1997 and 1996.                           5

     (2)  Notes to Consolidated Financial Statements                       6

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                            7-8

PART II.-OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K                                 9

                 BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

           For the three month periods ended March 31, 1997 and 1996

                                  (unaudited)
                   ($000's omitted except for per share data)

                                                        Three months ended
                                                             March 31,

                                                    -------------------------
                                                         1997           1996
                                                    ----------     ----------
Net sales                                            $188,102       $175,692
Cost of sales                                         156,025        143,980
                                                    ----------     ----------
  Gross profit                                         32,077         31,712

Selling, general and administrative expenses           27,427         24,555
                                                    ----------     ----------
  Operating Income                                      4,650          7,157

International joint venture income (loss), net            156            199
Other income (expense), net                              (290)          (633)
                                                    ----------     ----------
  Earnings before interest and taxes                    4,516          6,723
Interest Expense                                        1,279          1,041
                                                    ----------     ----------
  Pretax earnings                                       3,237          5,682

Income tax expense                                      1,341          2,423
                                                    ----------     ----------
  Net earnings                                       $  1,896       $  3,259
                                                    ==========     ==========

Earnings per common share*                           $    .25       $    .42
                                                    ==========     ==========

*Earnings per common share are based on net earnings and the average number of common shares and common share equivalents outstanding during each period. The weighted average number of shares outstanding used in the computation of earnings per share are as follows:


            Three months ended March 31, 1997      7,671,458
            Three months ended March 31, 1996      7,702,199









See Accompanying Notes to Consolidated Financial Statements.

                 BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                      March 31, 1997 and December 31, 1996

                                  (unaudited)
                                ($000's omitted)

                                                                          1997            1996
                                                                  -------------   -------------
ASSETS
  Current assets:
    Cash and cash equivalents                                        $      14       $   2,013
    Receivables, net                                                    98,598         110,136
    Inventories:
      Raw materials                                                     39,011          37,292
      Work in process                                                    6,372           6,460
      Finished goods                                                    33,950          27,590
      Lifo reserve                                                     (11,402)        (11,252)
                                                                  -------------   -------------
        Total inventory                                                 67,931          60,090

    Real estate developments in progress                                38,516          33,803
    Deferred tax assets                                                  8,878           8,878
    Other current assets                                                 7,800           7,141
                                                                  -------------   -------------
      Total current assets                                             221,737         222,061

  Investments and other assets                                          27,792          24,701
  Assets held for sale                                                  13,260          13,260
  Property, plant and equipment, at cost                               233,138         228,051
    Less accumulated depreciation                                     (152,315)       (150,653)
                                                                  -------------   -------------
      Net property, plant and equipment                                 80,823          77,398
                                                                  -------------   -------------
                                                                     $ 343,612       $ 337,420
                                                                  =============   =============
LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Notes payable                                                    $  36,260       $   9,237
    Current maturities of long-term debt                                 5,712           5,464
    Accounts payable                                                    64,174          74,549
    Dividends payable                                                      910             907
    Accrued liabilities                                                 48,940          62,222
    Taxes on income                                                      9,175           8,500
                                                                  -------------   -------------
      Total current liabilities                                        165,171         160,879

  Deferred tax liabilities                                               3,837           3,837
  Other noncurrent liabilities                                           9,813           9,865
  Long-term debt, less current maturities                               39,243          38,397

  Shareholders' equity:
    Common stock, no par value, authorized 20,000,000
     shares, issued 9,088,200 shares, at stated value                   12,623          12,623
    Cumulative foreign currency translation adjustment                     212             551
    Retained earnings                                                  142,983         141,900
                                                                  -------------   -------------
                                                                       155,818         155,074
  Less cost of common stock in treasury, 1,508,722 shares
   in 1997 and 1,526,735 shares in 1996                                 30,270          30,632
                                                                  -------------   -------------
    Total shareholders' equity                                         125,548         124,442
                                                                  -------------   -------------
                                                                     $ 343,612       $ 337,420
                                                                  =============   =============

See Accompanying Notes to Consolidated Financial Statements.

                 BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

           For the three month periods ended March 31, 1997 and 1996

                                  (unaudited)
                                ($000's omitted)


                                                                                       1997              1996
                                                                                 -----------       -----------
Cash flows from operating activities:
  Net earnings                                                                    $   1,896         $   3,259
  Adjustments to reconcile net earnings to net cash used
  in operating activities:
    Depreciation and amortization                                                     2,921             2,300
    Equity earnings (loss) on joint ventures                                            (51)              (29)
    Deferred taxes                                                                      ---                (1)
  Change in asset and liabilities, net of purchases of new businesses:
    Receivables                                                                      12,423             5,239
    Inventories                                                                      (6,616)           (3,161)
    Real estate developments in progress                                             (4,713)           (6,342)
    Prepaid income taxes                                                                ---                 1
    Other current assets                                                               (659)            2,193
    Current liabilities excluding short-term debt                                   (22,988)           (9,786)
                                                                                 -----------       -----------
      Net cash used in operating activities                                         (17,787)           (6,327)

Cash flows from investing activities:
  Capital expenditures                                                               (5,619)           (3,998)
  Acquisition of new business                                                        (2,715)              ---
  Other, net                                                                         (2,456)           (1,686)
                                                                                 -----------       -----------
      Net cash used in investing activities                                         (10,790)           (5,684)

Cash flows from financing activities:
  Payment of dividends                                                                 (907)             (756)
  Proceeds from issuance of long-term debt                                              346               313
  Repayment of long-term debt                                                           (55)              (24)
  Net change in short-term debt                                                      27,131             4,394
  Sale and issuance of treasury stock                                                   362               606
  Purchase of treasury stock                                                            ---              (125)
  Other, net                                                                             40               507
                                                                                 -----------       -----------
      Net cash provided by financing activities                                      26,917             4,915

Effect of exchange rate changes on cash                                                (339)              (80)
                                                                                 -----------       -----------
  Net increase (decrease) in cash and cash equivalents                               (1,999)           (7,176)
Cash and cash equivalents at beginning of year                                        2,013             7,253
                                                                                 -----------       -----------
Cash and cash equivalents at March 31                                             $      14         $      77
                                                                                 ===========       ===========

See Accompanying Notes to Consolidated Financial Statements.

                 BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in Butler Manufacturing Company's 1996 Form 10-K. It is suggested that those consolidated statements be read in conjunction with this report. The year-end financial statements presented were derived from the Company's audited financial statements. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary for a fair presentation of the financial position of Butler Manufacturing Company and the results of its operations.

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENT

In March, 1997, the Financial Accounting Standards Board released FASB Statement No. 128, "Earnings Per Share" which revises the calculation and presentation provisions of Accounting Principles Board Opinion 15 and related interpretations. Statement No. 128 is effective for the Company's fiscal year ending December 31, 1997. Retroactive application will be required. The Company expects the effect of adopting the new standard to be immaterial.

NOTE 3 - SHORT-TERM BORROWINGS

During the first quarter of 1997, the Company temporarily increased its line of credit by $23 million in anticipation of increased need for short-term working capital. This additional line of credit went into effect March 25, 1997 and expires on June 18, 1997.

NOTE 4 - SUBSEQUENT EVENTS

On April 28, 1997, the Company announced that it had entered into a preliminary agreement to sell its Grain Systems division to CTB, Inc. The business will be sold for a cash price of approximately $33 million. Closing is expected to occur within thirty days. CTB, Inc. is a privately owned company that owns several agricultural equipment entities, including Brock Manufacturing Company, a grain storage business based in Indiana. If the transaction occurs as planned, Butler will realize an after-tax gain of about $15 million, or $2.00 per share. Net cash proceeds to Butler will be approximately $23 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
Cash and equivalents decreased $2 million in the first three months of 1997, primarily due to increased investments in domestic operations and in working capital. This working capital requirement was funded with an increase in short-term borrowings. For the three months ended March 31, 1997, domestic short term borrowings averaged $23.8 million for 90 days compared to $3.1 million for 44 days in 1996.

The Company currently has revolving bank credit facilities aggregating $50 million to meet the needs of both the Company and the Company's subsidiary, Butler Real Estate, Inc. As of March 31, 1997, $9 million of the credit line was utilized to provide a bank letter of credit to secure insurance obligations. In anticipation of increased need for short-term working capital financing, the Company entered into a short-term credit agreement with a bank to provide for an additional $23 million line of credit beyond the $50 million revolving facilities mentioned above. This agreement expires June 18, 1997. Management believes the Company's operating cash flow, along with the bank credit lines, are sufficient to meet future liquidity requirements.

Butler Building Systems, Ltd., the Company's United Kingdom subsidiary, maintains a separate line of credit with its local bank for approximately $2.5 million at current exchange rates. Management believes that this separate bank line of credit is sufficient to meet future liquidity requirements.

In March, the Company purchased the assets of Rebco West, a leading west coast manufacturer and distributor of quality entrance doors and storefront products for $2.7 million in cash. Rebco West is based in Rancho Cucamonga, California and also has a service center in Las Vegas, Nevada. The business is being integrated with the Vistawall Division, within the Other Building Products Segment.

In April, the Company announced that it had entered into a preliminary agreement to sell its Grain Systems division to CTB, Inc. The business will be sold for a cash price of approximately $33 million. Closing is expected to occur within thirty days. CTB, Inc. is a privately owned company that owns several agricultural equipment entities, including Brock Manufacturing Company, a grain storage business based in Indiana.

Capital expenditures were $5.6 million for the first three months of 1997 compared to $4 million in 1996. Total capital expenditures are expected to be approximately $27 million in 1997 compared to $22.7 million in 1996. This year's anticipated capital expenditures are due in large part to investments in domestic operations. The previous year's expenditures included costs for investments in new metal buildings plants near Shanghai, China and Belo Horizonte, Brazil.

RESULTS OF OPERATIONS
Net sales of $188 million were up 7% from last year's first quarter. Our new plant in China began shipping products in January of this year. The core U.S. metal buildings business had increased sales as did the Other Building Products Segment. These increased sales were offset slightly by a decrease in revenues of the Construction Services Segment which started the new year with a lower backlog.

Net earnings for the quarter ended March 31, 1997 were $1.9 million or $.25 per common share compared to $3.3 million or $.42 per common share in 1996. The core U.S. metal buildings business operated at a slightly lower level of earnings in the first quarter of 1997 due to the mix of business from this year to last year. Also within the Building Systems Segment, results were affected by start up costs associated with the new metal buildings plants in China and Brazil. The Construction Services Segment also experienced lower earnings than a year ago due to decreased volume.

Total backlog of $271 million is 11% above the March 31, 1996 level.

For additional comments, refer to the April 15, 1997 letter to shareholders, which is attached as exhibit 19.

PART II. - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          (19)  April 15, 1997 letter to shareholders

          (27)  Financial Data Schedule

     (b)  Reports on Form 8-K.

          Butler Manufacturing Company filed a Current Report on Form 8-K dated April 22, 1997 in which the Company confirmed their engagement of Arthur Andersen LLP as independent accountants to audit the financial statements of the Company for the year ending December 31, 1997, rather than the reengagement of KPMG Peat Marwick, LLP.

In addition to historical information included herein, this Report contains forward-looking statements and information that are based on management's beliefs as well as on assumptions made by and information currently available to management. These forward-looking statements and information are within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, the words "anticipate," "intend," "plan," "believe," "estimate," and similar expressions are intended to identify forward-looking statements. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which could cause the Company's future results and stockholder values to differ materially from those expressed in such forward-looking statements.

                                  SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



BUTLER MANUFACTURING COMPANY


   May 8, 1997                                 /s/ John J. Holland
------------------                      ----------------------------------
Date                                    John J. Holland
                                        Vice President - Finance
                                        and Chief Financial Officer



   May 8, 1997                               /s/ Richard O. Ballentine
------------------                      ----------------------------------
Date                                    Richard O. Ballentine
                                        Vice President, General Counsel
                                        and Secretary

                                 EXHIBIT INDEX


Exhibit
Number          Description
---------       ---------------------------------------------

19              April 15, 1997 letter to shareholders

27              Financial Data Schedule