Form 10-Q
period 1997-06-30
BUTLER MANUFACTURING CO
filed 1997-08-07
CIK 15840

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-Q

                      Quarterly Report Under Section 13
                               or 15(d) of the
                       Securities Exchange Act of 1934

                        Commission File No. 001-12335

                     FOR THE QUARTER ENDED JUNE 30, 1997

                        BUTLER MANUFACTURING COMPANY

                      Incorporated in State of Delaware

                        BMA Tower - Penn Valley Park
                           Post Office Box 419917
                      Kansas City, Missouri  64141-0917

                           Phone:  (816) 968-3000
             I.R.S. Employer Identification Number:  44-0188420

                    Shares of common stock outstanding at
                          JUNE 30, 1997:  7,781,198


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

     (1)   Consolidated Financial Statements (unaudited):

           Consolidated Statements of Operations for the
           Three and Six Month Periods Ended June 30, 1997
           and 1996.                                                   3

           Consolidated Balance Sheets as of June 30, 1997 and
           December 31, 1996.                                          4

           Consolidated Statements of Cash Flows for the Six Month
           Periods Ended June 30, 1997 and 1996.                       5

     (2)   Notes to Consolidated Financial Statements                  6

ITEM 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         7-8

PART II. - OTHER INFORMATION

ITEM 5.    Other Information                                           9

ITEM 6.    Exhibits and Reports on Form 8-K                            9


                BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

      For the three and six month periods ended June 30, 1997 and 1996

                                 (unaudited)
                 ($000's omitted except for per share data)




                                                       Three months ended           Six months ended
                                                            June 30,                     June 30,
                                                     -----------------------      ---------------------
                                                       1997           1996          1997         1996
                                                     --------       --------      --------     --------
Net sales                                            $241,078       $193,446      $429,180     $369,138
Cost of sales                                         199,752        157,014       355,777      300,994
                                                     --------       --------      --------     --------
  Gross profit                                         41,326         36,432        73,403       68,144

Selling, general and administrative expenses           30,226         25,505        57,653       50,060
                                                     --------       --------      --------     --------
  Operating income                                     11,100         10,927        15,750       18,084

International joint venture income (loss), net            ---            101           156          300
Other income (expense), net                               363            224            73        (409)
Gain on sale of Grain Systems                          22,000            ---        22,000          ---
                                                     --------       --------      --------     --------
  Earnings before interest and taxes                   33,463         11,252        37,979       17,975
Interest expense                                        1,631          1,124         2,910        2,165
                                                     --------       --------      --------     --------
  Pretax earnings                                      31,832         10,128        35,069       15,810

Income tax expense                                     12,840          4,320        14,181        6,743
                                                     --------       --------      --------     --------
  Net earnings                                       $ 18,992       $  5,808      $ 20,888     $  9,067
                                                     ========       ========      ========     ========
Earnings per common share*                           $   2.46       $    .75      $   2.71     $   1.18
                                                     ========       ========      ========     ========


            *Earnings per common share are based on net earnings and the average number of common shares and common share equivalents outstanding during each period. The weighted average number of shares outstanding used in the computation of earnings per share are as follows:

                  Three months ended June 30, 1997  7,716,113
                  Three months ended June 30, 1996  7,718,410
                  Six months ended June 30, 1997    7,693,786
                  Six months ended June 30, 1996    7,710,305


See Accompanying Notes to Consolidated Financial Statements.

                 BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                      June 30, 1997 and December 31, 1996

                                  (unaudited)
                                ($000's omitted)

                                                                         1997            1996
                                                                     --------        --------
ASSERTS
  Current assets:
    Cash and cash equivalents                                        $     15        $  2,013
    Receivables, net                                                  126,888         110,136
    Inventories:
      Raw materials                                                    35,680          37,292
      Work in process                                                   6,926           6,460
      Finished goods                                                   43,177          27,590
      Lifo reserve                                                    (10,770)        (11,252)
                                                                     --------        --------
         Total inventory                                               75,013          60,090

    Real estate developments in progress                               27,365          33,803
    Deferred tax assets                                                 8,878           8,878
    Other current assets                                               12,294           7,141
                                                                     --------        --------
      Total current assets                                            250,453         222,061

  Investments and other assets                                         36,387          24,701
  Assets held for sale                                                  9,942          13,260
  Property, plant and equipment, at cost                              224,307         228,051
    Less accumulated depreciation                                    (142,034)       (150,653)
                                                                     --------         --------
      Net property, plant and equipment                                82,273          77,398
                                                                     --------        --------
                                                                     $379,055        $337,420
                                                                     ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Notes payable                                                    $ 13,236        $  9,237
    Current maturities of long-term debt                                5,860           5,464
    Accounts payable                                                   76,917          74,549
    Dividends payable                                                     934             907
    Accrued liabilities                                                60,354          62,222
    Taxes on income                                                    17,258           8,500
                                                                     --------        --------
      Total current liabilities                                       174,559         160,879

  Deferred tax liabilities                                              3,837           3,837
  Other noncurrent liabilities                                         10,604           9,865
  Long-term debt, less current maturities                              39,287          38,397

  Shareholders' equity:
    Common stock, no par value, authorized 20,000,000
     shares, issued 9,088,200 shares, at stated value                  12,623          12,623
    Cumulative foreign currency translation adjustment                    (31)            551
    Retained earnings                                                 164,399         141,900
                                                                     --------        --------
                                                                      176,991         155,074
  Less cost of common stock in treasury, 1,307,002 shares
   in 1997 and 1,526,735 shares in 1996                                26,223          30,632
                                                                     --------        --------
    Total shareholders' equity                                        150,768         124,442
                                                                     --------        --------
                                                                     $379,055        $337,420
                                                                     ========        ========

See Accompanying Notes to Consolidated Financial Statements.

                 BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             For the six month periods ended June 30, 1997 and 1996

                                  (unaudited)
                                ($000's omitted)


                                                                                          1997              1996
                                                                                       -------           -------
Cash flows from operating activities:
  Net earnings                                                                         $20,888           $ 9,067
  Adjustments to reconcile net earnings to net cash used
  in operating activities:
     Depreciation and amortization                                                       5,965             4,704
     Gain on sale of Grain Systems                                                     (13,299)              ---
     Equity (earnings) loss on joint ventures                                              (87)              (58)
  Change in asset and liabilities, net of businesses acquired and sold:
     Receivables                                                                       (16,092)           (5,518)
     Inventories                                                                       (18,721)            2,588
     Real estate developments in progress                                                6,438           (10,546)
     Other current assets                                                               (5,093)            2,046
     Current liabilities excluding short-term debt                                       1,572            (6,977)
                                                                                       -------           -------
       Net cash used in operating activities                                           (18,429)           (4,694)

Cash flows from investing activities:
  Capital expenditures                                                                 (13,191)          (10,753)
  Sale of Grain Systems                                                                 33,748               ---
  Acquisition of new businesses                                                         (7,697)              ---
  Other, net                                                                              (191)           (2,270)
                                                                                       -------           -------
       Net cash provided (used) by investing activities                                 12,669           (13,023)

Cash flows from financing activities:
  Payment of dividends                                                                  (1,817)           (1,515)
  Proceeds from issuance of long-term debt                                                 767               771
  Repayment of long-term debt                                                             (442)             (311)
  Net change in short-term debt                                                          4,238             9,962
  Sale and issuance of treasury stock                                                      561             1,293
  Purchase of treasury stock                                                               ---             (436)
  Other, net                                                                             1,037               765
                                                                                       -------           -------
       Net cash provided by financing activities                                         4,344            10,529

Effect of exchange rate changes on cash                                                   (582)               32
                                                                                       -------           -------
  Net increase (decrease) in cash and cash equivalents                                  (1,998)           (7,156)
Cash and cash equivalents at beginning of year                                           2,013             7,253
                                                                                       -------           -------
Cash and cash equivalents at June 30                                                   $    15           $    97
                                                                                       =======           =======

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

  The Company purchased all of the capital stock of Modu-Line, Inc. for 191,777 shares of the Company's common stock issued from the treasury, plus deferred cash payments and closing costs totaling $.5 million. The Company also retired Modu-Line's existing bank debt of $4.5 million. In conjunction with the acquisition, the value of treasury stock issued is shown below:

          Fair value of assets acquired                        $11,982
          Cash paid                                              4,982
                                                               -------
          Treasury stock issued for purchase of capital stock   $7,000
                                                               =======


See Accompanying Notes to Consolidated Financial Statements.

                 BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENT

In March 1997, the Financial Accounting Standards Board released FASB Statement No. 128, "Earnings Per Share" which revises the calculation and presentation provisions of Accounting Principles Board Opinion 15 and related interpretations. Statement No. 128 is effective for the Company's fiscal year ending December 31, 1997. Retroactive application will be required. The Company expects the effect of adopting the new standard to be immaterial.

NOTE 3 - ACQUISITION AND DISPOSITION OF BUSINESS

On June 11, 1997, the Company announced the acquisition of Modu-Line Windows, Inc. for 191,777 shares of Butler stock having a market value of approximately $7 million, plus deferred cash payments and closing costs totaling $.5 million. The Company also retired Modu-Line's existing bank debt of approximately $4.5 million. The fair value of assets acquired of $12 million consists primarily of receivables, inventory, and equipment valued at $6.2 million with the remaining amount allocated to goodwill which will be amortized over 40 years.

On June 23, 1997, the Company sold the business and substantially all of the assets and liabilities used in the business of the Grain Systems Division, an unincorporated division of the Company, to CTB, Inc., a privately owned company in Indiana. The business was sold for an agreed upon price of approximately $34 million in cash. The sale of the Grain Systems division generated an after-tax gain of $13.3 million, or $1.72 per share. Net cash proceeds to the Company were approximately $23 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
Cash and equivalents decreased $2 million in the first six months of 1997, primarily due to increased investments in domestic operations and in working capital. The increased working capital requirement was funded with short-term borrowings. For the six months ended June 30, 1997, domestic short term borrowings averaged $29 million for 181 days compared to $6 million for 134 days in 1996.

The Company currently has revolving domestic bank credit facilities aggregating $50 million and a separate line of credit for approximately $2.5 million for its United Kingdom subsidiary. As of June 30, 1997, $9 million of the credit line was utilized to provide a bank letter of credit to secure insurance obligations. Management believes the Company's operating cash flow, along with the bank credit lines, is sufficient to meet future liquidity requirements.

In June, the Company completed the sale of its Grain Systems division to CTB, Inc., for approximately $34 million in cash. The net cash proceeds from the sale of approximately $23 million will be used to fund investments in Butler's core building products businesses and repurchase shares of the Company's common stock. CTB, Inc. is a privately owned company that owns several agricultural equipment entities, including Brock Manufacturing Company, a grain storage business based in Indiana.

In June, the Company's Board of Directors authorized the repurchase of up to 800,000 shares of the Company's common stock. This share repurchase authorization replaces a prior 500,000 share authorization granted in September, 1995.

Capital expenditures were $13.1 million for the first six months of 1997 compared to $10.8 million a year ago. Total capital expenditures are projected to be approximately $31 million in 1997 compared to actual expenditures of $22.7 million in 1996. This year's anticipated capital expenditures are primarily for investments in Butler's domestic operations. Last year's expenditures included significant investments in new metal buildings plants in China and Brazil.

RESULTS OF OPERATIONS
Net sales of $241 million for the quarter ended June 30, 1997 were 25% higher than the same quarter last year. Each business unit, with the exception of Grain Systems, experienced higher quarterly sales. In addition, Butler Real Estate recorded two major project sales during the quarter as compared to none in the same period in 1996. For the six months ended June 30, 1997, net sales were $429 million, or a 16% increase from a year ago. The Building Systems Segment had increased volume as did the Other Building Products Segment.

The second quarter 1997 consolidated gross profit was $41.3 million compared to $36.4 million a year ago. The increase was primarily due to increased volume in the Building Systems and Other Building Products segments. For the six months ended June 30, 1997, consolidated gross profit was $73.4 million compared to $68.1 million in 1996. The 8% increase was attributable to the Building Systems and Other Building Products segments.

Net earnings from operations for the quarter ended June 30, 1997 were $5.7 million or $.74 per common share compared to $5.8 million or $.75 per common share in 1996. The decrease was primarily due to changes in the mix of business and slightly higher levels of price discounting in response to competition in our U.S. metal buildings business. Total second quarter net earnings of $19 million, or $2.46 per common share, includes $13.3 million, or $1.72 per common share, from the June 23 sale of our Grain Systems business. The net earnings from operations for the six months ended June 30, 1997 were $7.6 million or $.99 per common share, compared to $9.1 million or $1.18 per common share a year ago. Total net earnings for the six months of $20.9 million or $2.71 per common share, includes the sale of our Grain Systems business. Earnings were affected by start-up costs of the new metal buildings plants in China and Brazil. The Construction Services Segment also experienced lower earnings than a year ago due to decreased volume.

Total backlog of $301 million is up 6% above the June 30, 1996 level.

FORWARD LOOKING INFORMATION
In addition to historical information included herein, this Report contains forward-looking statements and information that are based on management's beliefs as well as on assumptions made by and information currently available to management. These forward-looking statements and information are within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, the words "anticipate," "intend," "plan," "believe," "estimate," "project," and similar expressions are intended to identify forward-looking statements. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which could cause the Company's future results and stockholder values to differ materially from those expressed in such forward-looking statements.

For additional comments, refer to the July 16, 1997 letter to shareholders, which is attached as exhibit 19.

PART II. - OTHER INFORMATION

Item 5  Other Information

        Butler Manufacturing Company filed a Registration Statement on Form S-3 dated June 20, 1997, for 191,777 shares of the Company's common stock acquired by former shareholders of Modu-Line Windows, Inc. in connection with the Company's acquisition of Modu-Line.


Item 6. Exhibits and Reports on Form 8-K.

   (a)  Exhibits

        (19) July 16, 1997 letter to shareholders

        (27) Financial Data Schedule

   (b)  Reports on Form 8-K.

        Butler Manufacturing Company filed a Current Report on Form 8-K dated June 23, 1997, in which the Company confirmed the sale of its Grain Systems division to CTB, Inc., for approximately $34 million in cash. CTB, Inc. is a privately-owned company whose primary business focus is on related agricultural products and markets.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



BUTLER MANUFACTURING COMPANY



8/6/97                                  /s/ John J. Holland
------                                  -------------------------------
Date                                    John J. Holland
                                        Vice President - Finance
                                        and Chief Financial Officer



8/6/97                                  /s/ Richard O. Ballentine
------                                  -------------------------------
Date                                    Richard O. Ballentine
                                        Vice President, General Counsel
                                        and Secretary

                                 EXHIBIT INDEX


Exhibit
Number                  Description
-------                 ------------------------------------

19                      July 16, 1997 letter to shareholders

27                      Financial Data Schedule