Form 10-Q
period 1997-09-30
BUTLER MANUFACTURING CO
filed 1997-11-12
CIK 15840

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

                       Quarterly Report Under Section 13
                                or 15(d) of the
                        Securities Exchange Act of 1934

                         Commission File No. 001-12335

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                          BUTLER MANUFACTURING COMPANY

                       Incorporated in State of Delaware

                          BMA Tower - Penn Valley Park
                             Post Office Box 419917
                       Kansas City, Missouri  64141-0917

                             Phone:  (816) 968-3000
               I.R.S. Employer Identification Number:  44-0188420

                     Shares of common stock outstanding at
                         SEPTEMBER 30, 1997:  7,762,302


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
ITEM 1.   Financial Statements


     (1)  Consolidated Financial Statements (unaudited):


          Consolidated Statements of Operations for the Three and Nine Month
          Periods Ended September 30, 1997 and 1996.                                3

          Consolidated Balance Sheets as of September 30, 1997 and
          December 31, 1996.                                                        4

          Consolidated Statements of Cash Flows for the Nine Month
          Periods Ended September 30, 1997 and 1996.                                5

     (2)  Notes to Consolidated Financial Statements                                6

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                     7-8

PART II.- OTHER INFORMATION

ITEM 5.   Other Information                                                         9

ITEM 6.   Exhibits and Reports on Form 8-K                                          9

                 BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

     For the three and nine month periods ended September 30, 1997 and 1996

                                  (unaudited)
                   ($000's omitted except for per share data)


                                                    Three months ended         Nine months ended
                                                        September 30,              September 30,
                                                  ------------------------    ----------------------

                                                        1997          1996          1997          1996
                                                  ----------    ----------    ----------    ----------


Net sales                                         $  241,031    $  229,019    $  670,211    $  598,157
Cost of sales                                        197,149       187,492       552,926       488,486
                                                    --------      --------      --------      --------
   Gross profit                                       43,882        41,527       117,285       109,671

Selling, general and administrative expenses          30,513        26,350        88,166        76,410
                                                    --------      --------      --------      --------
   Operating income                                   13,369        15,177        29,119        33,261

International joint venture income (loss), net           ---           108           222           408
Other income (expense), net                               68         1,269            75           860
Gain on sale of Grain Systems                            ---           ---        22,000           ---
                                                    --------      --------      --------      --------
   Earnings before interest and taxes                 13,437        16,554        51,416        34,529
Interest expense                                         950         1,059         3,860         3,224
                                                    --------      --------      --------      --------
   Pretax earnings                                    12,487        15,495        47,556        31,305

Income tax expense                                     5,681         6,717        19,862        13,460
                                                    --------      --------      --------      --------
   Net earnings                                   $    6,806    $    8,778    $   27,694    $   17,845
                                                    ========      ========      ========      ========
Earnings per common share*                        $      .86    $     1.14    $     3.57    $     2.32
                                                    ========      ========      ========      ========


*Earnings per common share are based on net earnings and the average number of common shares and common share equivalents outstanding during each period. The weighted average number of shares outstanding used in the computation of earnings per share are as follows:


                Three months ended September 30, 1997  7,871,803
                Three months ended September 30, 1996  7,702,801
                Nine months ended September 30, 1997   7,753,125
                Nine months ended September 30, 1996   7,707,803






See Accompanying Notes to Consolidated Financial Statements.

                 BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                    September 30, 1997 and December 31, 1996

                                  (unaudited)
                                ($000's omitted)


                                                                              1997              1996
                                                                           -----------      ------------
ASSETS
  Current assets:
    Cash and cash equivalents                                          $        1,412      $      2,013
    Receivables, net                                                          118,402           110,136
    Inventories:
      Raw materials                                                            35,081            37,292
      Work in process                                                           9,054             6,460
      Finished goods                                                           41,234            27,590
      Lifo reserve                                                            (10,870)          (11,252)
                                                                             --------          --------
        Total inventory                                                        74,499            60,090

    Real estate developments in progress                                       33,211            33,803
    Deferred tax assets                                                         8,878             8,878
    Other current assets                                                       10,922             7,141
                                                                             --------          --------
      Total current assets                                                    247,324           222,061

    Investments and other assets                                               35,180            24,701
    Assets held for sale                                                        9,423            13,260
    Property, plant and equipment, at cost                                    230,778           228,051
      Less accumulated depreciation                                          (141,452)         (150,653)
                                                                             --------          --------
        Net property, plant and equipment                                      89,326            77,398
                                                                             --------          --------
                                                                         $    381,253      $    337,420
                                                                             ========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
      Notes payable                                                      $      4,965      $      9,237
      Current maturities of long-term debt                                      5,862             5,464
      Accounts payable                                                         87,252            74,549
      Dividends payable                                                         1,087               907
      Accrued liabilities                                                      59,848            62,222
      Taxes on income                                                          11,602             8,500
                                                                             --------          --------
        Total current liabilities                                             170,616           160,879

    Deferred tax liabilities                                                    3,837             3,837
    Other noncurrent liabilities                                               12,157             9,865
    Long-term debt, less current maturities                                    39,211            38,397

    Shareholders' equity:
      Common stock, no par value, authorized 20,000,000
       shares, issued 9,088,200 shares, at stated value                        12,623            12,623
      Cumulative foreign currency translation adjustment                         (309)              551
      Retained earnings                                                       170,154           141,900
                                                                             --------          --------
                                                                              182,468           155,074
      Less cost of common stock in treasury, 1,325,898 shares in
       in 1997 and 1,526,735 shares in 1996                                    27,036            30,632
                                                                             --------          --------
        Total shareholders' equity                                            155,432           124,442
                                                                             --------          --------
                                                                         $    381,253      $    337,420
                                                                             ========          ========

See Accompanying Notes to Consolidated Financial Statements.

                 BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

          For the nine month periods ended September 30, 1997 and 1996

                                  (unaudited)
                                ($000's omitted)

                                                                                   1997             1996
                                                                               ------------     ------------

Cash flows from operating activities:
  Net earnings                                                                $    27,694      $    17,845
  Adjustments to reconcile net earnings to net cash used
  in operating activities:
    Depreciation and amortization                                                   9,127            7,151
    Gain on sale of Grain Systems                                                 (13,299)             ---
    Equity (earnings) loss on joint ventures                                         (207)             771
  Change in asset and liabilities, net of businesses acquired and sold:
    Receivables                                                                    (7,606)         (18,489)
     Inventories                                                                  (18,207)          (3,964)
     Real estate developments in progress                                             592          (21,296)
     Other current assets                                                          (3,721)           2,481
     Current liabilities excluding short-term debt                                  5,745           27,761
                                                                                 --------         --------
      Net cash used in operating activities                                           118           12,260

Cash flows from investing activities:
    Capital expenditures                                                          (20,140)         (16,073)
    Sale of Grain Systems                                                          33,748              ---
    Acquisition of new businesses                                                  (7,697)             ---
    Other, net                                                                     (1,611)          (4,457)
                                                                                 --------          --------
       Net cash provided (used) by investing activities                             4,300          (20,530)

Cash flows from financing activities:
    Payment of dividends                                                           (2,751)          (2,277)
    Proceeds from issuance of long-term debt                                          790              771
    Repayment of long-term debt                                                      (533)            (342)
    Net change in short-term debt                                                  (4,031)           2,753
    Sale and issuance of treasury stock                                               783            1,303
    Purchase of treasury stock                                                     (1,035)          (1,981)
    Other, net                                                                      2,618              857
                                                                                 --------         --------
        Net cash provided by financing activities                                  (4,159)           1,084

Effect of exchange rate changes on cash                                              (860)              76
                                                                                 --------         --------
    Net increase (decrease) in cash and cash equivalents                             (601)          (7,110)
Cash and cash equivalents at beginning of year                                      2,013            7,253
                                                                                 --------         --------

Cash and cash equivalents at September 30                                     $     1,412      $       143
                                                                                 ========         ========

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
Cash and equivalents decreased $1 million in the first nine months of 1997, primarily due to increased investments in domestic operations and in working capital. The increased working capital requirement was funded with short-term borrowings. For the nine months ended September 30, 1997, domestic short term borrowings averaged $25 million for 213 days compared to $8 million for 195 days in 1996.

The Company currently has revolving domestic bank credit facilities aggregating $50 million and a separate line of credit for approximately $2.4 million for its United Kingdom subsidiary. As of September 30, 1997, $9 million of the credit line was utilized to provide a bank letter of credit to secure insurance obligations. Management believes the Company's operating cash flow, along with the bank credit lines, is sufficient to meet future liquidity requirements.

On September 16, 1997, the Company announced a 17% increase in its cash dividend to a new annual rate of $.56 per share. The quarterly dividend of $.14 per share is an increase from the $.12 per share previously paid, and was paid on October 10, 1997 to shareholders of record as of the close of business on September 26, 1997.

Capital expenditures were $20.1 million for the first nine months of 1997 compared to $16.1 million for the same period a year ago. Total capital expenditures are projected to be approximately $33 million in 1997 compared to actual expenditures of $22.7 million in 1996. Projected capital expenditures for 1997 are primarily for investments in Butler's domestic operations, while last year's expenditures included significant investments in new metal buildings plants in China and Brazil.

RESULTS OF OPERATIONS
Net sales of $241 million for the quarter ended September 30, 1997 were up 5% compared to the previous year. A very strong third quarter was achieved by most of the U.S. operating units, particularly in the metal buildings systems business. Third quarter 1996 results include $15 million in sales from the Grain Systems business, which was sold in June of 1997. For the nine months ended September 30, 1997, net sales were $670 million, or a 12% increase from a year ago. The Building Systems Segment had increased volume as did the Other Building Products Segment.

The third quarter 1997 consolidated gross profit was $43.9 million compared to $41.5 million a year ago. The increase was primarily due to increased volume in the Building Systems segment. For the nine months ended September 30, 1997, consolidated gross profit was $117.3 million compared to $109.7 million in 1996. The 7% increase was attributable to the Building Systems and Other Building Products segments. Other income in 1997 declined compared to a year ago. Third quarter 1996 included a gain on the sale of a plant facility Butler continued to own after the business was divested in 1993.

Net earnings from operations for the quarter ended September 30, 1997 were $6.8 million or $.86 per share compared to $8.8 million or $1.14 per common share in 1996. The Lester wood frame buildings business continued to operate at lower profitability, due to backlog not being adequately priced to reflect the current cost of lumber. In addition, the strength of the British pound against the German mark severely depressed margins and reduced sales in Europe for products fabricated in the Company's plant in Scotland and shipped to the Continent. The Construction Services group had increased earnings, despite lower sales in the third quarter, as a result of actions taken to reduce costs and improve project execution. The net earnings from operations for the nine months ended September 30, 1997 were $14.4 million (excluding the gain on the sale of the Grain Systems business) or $1.85 per common share, compared to $17.8 million or $2.32 per common share a year ago.

In addition, earnings were affected by start-up costs of the new metal buildings plants in China and Brazil. Total net earnings for the nine months of $27.7 million or $3.57 per common share, includes the sale of our Grain Systems business.

Total backlog of $318 million is down 3% from the September 30, 1996 level.

FORWARD LOOKING INFORMATION
In addition to historical information included herein, this Report contains forward-looking statements and information that are based on management's beliefs as well as on assumptions made by and information currently available to management. These forward-looking statements and information are within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, the words "anticipate," "intend," "plan," "believe," "estimate," "project," and similar expressions are intended to identify forward-looking statements. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which could cause the Company's future results and stockholder values to differ materially from those expressed in such forward-looking statements. Such risks, uncertainties, and assumptions include, but are not limited to, industry cyclicality, fluctuations in customer demand and order pattern, seasonality related to weather, changes in pricing and competitor action.

For additional comments, refer to the October 14, 1997 letter to shareholders, which is attached as exhibit 19.

PART II. - OTHER INFORMATION


Item 5   Other Information

Item 6.  Exhibits and Reports on Form 8-K.


     (a)  Exhibits

          (19) October 14, 1997 letter to shareholders

          (27) Financial Data Schedule

     (b)  Reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



BUTLER MANUFACTURING COMPANY




November 6, 1997                         /s/  John J. Holland
---------------------                    -------------------------------
Date                                     John J. Holland
                                         Vice President - Finance
                                         and Chief Financial Officer



November 7, 1997                         /s/  Richard O. Ballentine
---------------------                    -------------------------------
Date                                     Richard O. Ballentine
                                         Vice President, General Counsel
                                         and Secretary

                                 EXHIBIT INDEX


Exhibit
Number                Description
-------               ---------------------------------------

19                    October 14, 1997 letter to shareholders

27                    Financial Data Schedule