Form 10-K405
period 1997-12-31
BUTLER MANUFACTURING CO
filed 1998-03-30
CIK 15840

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION


                            WASHINGTON, D.C. 20549

                                  FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d)
                    of The Securities Exchange Act of 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                        BUTLER MANUFACTURING COMPANY

                         BMA TOWER, PENN VALLEY PARK

                              (P.O. BOX 419917)

                      KANSAS CITY, MISSOURI 64141-0917

                          TELEPHONE: (816) 968-3000

                    Incorporated in the State of Delaware

                          COMMISSION FILE NO. 0-603

                             IRS NO. 44-0188420

    The Company has no securities registered pursuant to Section 12(b) of the Act. The only class of stock outstanding consists of Common Stock having no par value, 7,636,995 shares of which were outstanding at December 31, 1997. The Common Stock is registered pursuant to Section 12(g) of the Act.

    The aggregate market value of the Common Stock of the Company held by non-affiliates, based upon the last sales price of such stock on February 23, 1998 was $257,549,050.

    The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to such filing requirements for the past 90 days.

    As indicated by the following check mark, disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein and will not be contained to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K:
[X]

    The following documents are incorporated herein by reference:

(1) Butler Manufacturing Company 1997 Annual Report, pages 14 through 32 (the "Annual Report" incorporated into Part II).

(2) Butler Manufacturing Company Notice of Annual Meeting of Stockholders and Proxy Statement, dated March 9, 1998 (the "Proxy Statement" incorporated into Parts I and III).

===============================================================================

                        BUTLER MANUFACTURING COMPANY

                                  FORM 10-K

                               ---------------


                 For the Fiscal Year Ended December 31, 1997

                                  CONTENTS



PART I                                                                    Page
                                                                          ----
  Item 1.  Business ..................................................      3
  Item 2.  Properties ................................................      6
  Item 3.  Legal Proceedings .........................................      7
  Item 4.  Submission of Matters to a Vote of Security Holders .......      7

PART II

  Item 5.  Market for Registrant's Common Equity and Related
           Stockholder Matters .......................................      7

  Item 6.  Selected Financial Data ...................................      8

  Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations .......................      8

  Item 8.  Financial Statements and Supplementary Data ...............      8

  Item 9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure ....................      8

PART III

  Item 10. Directors and Executive Officers of the Registrant ........      8

  Item 11. Executive Compensation ....................................     10

  Item 12. Security Ownership of Certain Beneficial Owners
           and Management ............................................     10

  Item 13. Certain Relationships and Related Transactions ............     10

PART IV

  Item 14. Exhibits, Financial Statement Schedules and Reports
           on Form 8-K ...............................................     10

SIGNATURES ...........................................................     14

CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ..................     15

FINANCIAL STATEMENT SCHEDULES ........................................    S-1


                                    PART I


Item 1.  Business

(a) General Description of Business

    The Company was founded as a partnership in 1901. It was incorporated in Missouri in 1902 and reincorporated in Delaware in 1969. Its corporate headquarters are located in Kansas City, Missouri, and principal plants and offices are operated throughout the continental United States. Principal international operations are conducted through Butler Building Systems, Ltd., a wholly owned United Kingdom subsidiary acquired in 1991, Butler Shanghai Inc., a Chinese wholly owned subsidiary, Butler do Brasil Limitada, a South American wholly owned subsidiary, Beker Kft, a majority owned Hungarian joint venture and Saudi Building Systems Ltd. a Saudi Arabian joint venture.

     The Company and its subsidiaries are primarily engaged in the marketing, design, and production of systems and components for nonresidential structures. Products and services fall into three principal business segments: (1)
Building Systems, consisting primarily of custom designed and pre-engineered steel and wood frame building systems for commercial, community, industrial and agricultural uses; (2) Construction and construction management services for purchasers of large, complex or multiple site building projects; and (3) Architectural Products, consisting primarily of curtain wall and storefront systems, custom window systems, skylights and roof vents for low-rise, medium-rise and high-rise nonresidential buildings.

    The Company's products are sold primarily through numerous independent dealers. Other Company products are sold through a variety of distribution arrangements.

(b) Financial Information about Industry Segments

    The information required by Item 1(b) is hereby incorporated by reference to pages 25 through 26 of the Company's Annual Report furnished to the Commission pursuant to Rule 14a-3(b) and attached as Exhibit 13.0 to this report (see also items 6, 7, and 8 of this report).

(c) Narrative Description of Business

Building Systems
    The Company's largest segment, Building Systems, includes the U.S.
steel and wood frame pre-engineered building systems; Butler European operations consisting of wholly owned subsidiaries in the United Kingdom, France, and Germany, and Beker Kft., a 90% owned joint venture in Hungary; two new operations, Butler Shanghai Inc., a wholly owned Chinese subsidiary, and Butler do Brasil Limitada, a wholly owned South American subsidiary; and a 30% owned Saudi Arabian joint venture (Saudi Building Systems, Ltd.), all of which manufacture and/or market pre-engineered steel frame building systems; an export marketing organization for metal building systems; and Butler Real Estate, Inc. a real estate developer. Pre-engineered building systems are marketed to Japanese firms through a Japanese representative sales office.
Both the Chinese and Brasilian subsidiaries started in-country manufacturing operations in 1997.

    The Company's building systems segment consists primarily of custom designed and pre-engineered one to five-story steel and one to two-story wood framed buildings for commercial, community, industrial and agricultural uses such as office buildings, manufacturing facilities, warehouses, schools, shopping centers, livestock and farm buildings. Principal product components of the systems are structural members and a variety of pre-engineered wall and roof components. These are fabricated according to standard or customer specifications and shipped to building sites for assembly by independent dealers. Building components are manufactured in plants located at Galesburg and Charleston, Illinois; Laurinburg, North Carolina; Birmingham, Alabama; Visalia, California; Annville, Pennsylvania; San Marcos, Texas; Lester Prairie, Minnesota; Ottawa, Kansas; and Clear Brook, Virginia.

    In December 1997 the Company agreed to dissolve Advanced Buildings Systems, a 50% owned joint venture with the McDonald's Corporation. In December 1997 the Company formed a new entity Innovative Building Technology, Inc. to design, engineer, market and erect panelized buildings for the smaller commercial buildings segment. Product will be produced at existing facilities in Lester Prairie, Minnesota and Ottawa, Kansas.

    Butler Building Systems, Ltd. manufactures for the European market from plants in Kirkcaldy, Scotland and Nyiregyhaza, Hungary. Saudi Building Systems, Ltd. manufactures pre-engineered steel frame buildings for Middle Eastern markets at manufacturing facilities located in Jeddah, Saudi Arabia. The Company serves the Canadian market through a branch office in Burlington, Ontario.

    In late 1996 the Company acquired a 90% interest in Beker Kft, a building systems fabricator located in Nyiregyhaza, Hungary.

    The U.S. export operation is focused on Central American and Caribbean markets. Shipments are sourced primarily from Butler's U.S. plants.

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

    The Company also competes with numerous pre-engineered steel frame building manufacturers doing business within the United States, Canada, Europe, South America and China. The Company believes that its 1997 sales of steel frame pre-engineered buildings within the United States exceeded those of any other nonresidential steel frame pre-engineered buildings manufacturer, with its next largest competitors being NCI Building Systems, Inc., Varco-Pruden Buildings, a division of The LTV Corporation, American Buildings Company, and Ceco and
Star Buildings Systems combined, a division of Robertson - Ceco Corporation. Competition among manufacturers of pre-engineered buildings is based primarily upon price, service, product design and performance and marketing capabilities.

    Lester Building Systems, the Company's wood frame buildings business, ranks second in sales to the industry leader, Morton Buildings, Inc., a major manufacturer which sells direct to the end user.

    Butler Real Estate, Inc., a wholly-owned subsidiary of the Company, provides real estate development services in cooperation with Butler dealers. On the basis of commitments to lease obtained from credit worthy customers, Butler
Real Estate, Inc. acquires building sites, arranges with Butler dealers for construction of project improvements and then sells the completed projects to investors.

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

Architectural Products
    This segment includes the operations of the Vistawall group which designs, manufactures and sells aluminum curtain wall systems for mid and high-rise office markets, entry doors, custom architectural window systems and other standard storefront products for low-rise retail and commercial markets. In early 1997 the Vistawall group acquired the assets of Rebco West, Inc., a west coast manufacturer and distributor of entrance doors and storefront products. In June 1997 the Vistawall group acquired the stock of Modu-Line Windows Inc., a Wisconsin based manufacturer of architectural window systems for the nonresidential buildings market. Vistawall's products are distributed on a material supply basis to either curtain wall erection subcontractors or general contractors, and through distribution warehouses to glazing contractors for storefront and entry door applications. Manufacturing and distribution facilities are located in Warwick, Rhode Island; Atlanta, Georgia; Modesto, Hayward and Rancho Cucamonga, California; Cincinnati and Cleveland, Ohio; Terrell, Houston and Dallas, Texas; Tampa, Florida; Washington, D.C.; Chicago, Illinois; St. Louis, Missouri; Seattle, Washington and Wausau, Wisconsin. In 1997 the Vistawall Division completed the expansion of its Terrell, Texas facility with the addition of facilities to house a second extrusion press, and the expansion of its painting line operation.

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

    The Division markets its Naturalite and Skywall products through its existing independent representative organization. There are numerous competitors in this industry with competition primarily based on price, engineering and installation capabilities, delivery and other specific customer requirements.

    Prior to 1997 the Grain Systems Division was included in this business segment which was previously designated as "Other Building Products". In June 1997 the Company sold its Grain Systems Division which manufactured and marketed grain storage bins, and also distributes grain conditioning and handling equipment. The business was sold to CTB, Inc.

Manufacturing and Materials
    The Company's manufacturing operations include most conventional metal fabricating operations, such as punching, shearing, welding, extruding and forming of sheet and structural steel and aluminum. The Company also operates painting and anodizing lines for structural steel and aluminum components, respectively. Wood frame manufacturing operations include sawing and truss fabrication. The principal materials used in the manufacture of Company products include steel, aluminum, wood and purchased parts. Materials are presently available in sufficient quantities to meet current Company needs.

Seasonal Business
    Historically, the Company's sales and net earnings have been affected by cycles in the general economy which influence nonresidential construction markets (see in particular Item 7 of this report). The Company experienced peak seasonal demand for products and services, and the sale of real estate projects during the last three quarters of 1997. Sales for the first, second, third and fourth quarters of 1997 were $188 million, $241 million, $241 million and $245 million, respectively.

Backlog
    The Company's backlog of orders believed to be firm was $286 million at December 31, 1997 and $253 million at December 31, 1996. The Construction Services segment, where margins are significantly lower than those associated with product sales, accounted for $41 million and $37 million of year-end backlog for 1997 and 1996, respectively.

Employees
    At December 31, 1997 the Company employed 5,177 persons, 4,147 of whom were non-union employees, and 1,030 were hourly paid employees who were members of three unions. At December 31, 1996 the Company employed 4,162 persons.

Item 2.  Properties

    The principal plants and physical properties of the Company consist of the manufacturing facilities described under Item 1, and the Company's executive offices in Kansas City. The 142,000 square foot Vistawall facility located in Lincoln, Rhode Island which had light manufacturing and fabrication operations was sold in 1997. Through a subsidiary, the Company also owns a land development venture with property located on a 108 acre site in San Marcos, Texas. The property is recorded in "Assets held for sale" and described in the "Real Estate Subsidiaries" footnote on page 24 in the Company's Annual Report. All other plants and offices described under Item 1 are utilized by the Company and are generally suitable and adequate for the business activity conducted therein. The Company's manufacturing facilities described under Item 1, along with current outsourcing agreements with various fabricators, have production capabilities sufficient to meet current and foreseeable needs.

    Except for leased facilities listed below, all of the Company's principal plants and offices are owned:

(1) Leased space used for the Company's executive offices in Kansas City, Missouri (120,000 sq. ft. lease expiring in the year 2001 with an option to renew).

(2) Leased space used for the Vistawall Division plant in Terrell, Texas (145,000 sq. ft. and 121,000 sq. ft. with leases expiring in 2000 and 2006, respectively, both containing options to renew), and fabrication and distribution facilities in Dallas and Houston, Texas; St. Louis, Missouri; Chicago, Illinois; Washington, D.C.; Cincinnati and Cleveland, Ohio; Atlanta, Georgia; Tampa, Florida; Seattle, Washington; and Modesto, and Hayward, California (293,000 sq. ft. leased with various expiration dates).

(3) The Company also leases various small sales and national account offices throughout the world.

Item 3. Legal Proceedings.

    There are no material legal or environmental proceedings pending as of March 9, 1998, nor does the Company have any known material environmental contingencies as of this date. Proceedings which are pending consist of matters normally incident to the business conducted by the Company and taken together do not appear to be material.

Item 4. Submissions of Matters to a Vote of Security Holders.

    No matters have been submitted to a vote of stockholders since the last annual meeting of stockholders on April 15, 1997.

                                   PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

    Incorporated by reference to the information under "Quarterly Financial Information (Unaudited)", "Price Range of Common Stock (Unaudited)" and "Historical Review 1997-1993" on pages 31 and 32 of the Annual Report.

    In September, 1994 the Board of Directors approved the resumption of a regular cash dividend, at an indicated annual rate of 40 cents per share. The initial 10 cent quarterly payment was made in October 1994. In June, 1995 the Board of Directors approved a 3-for-2 stock split and a 50% increase in the quarterly cash dividend. The stock split was paid July 17, 1995 to shareholders of record on June 30, 1995. In September 1997 the Company increased its cash dividend from 10 cents to 12 cents per share to shareholders of record as of September 26. The Company has limited restrictions on the payment of dividends based on certain debt covenants of the Note Agreement dated June 1, 1994, between the Company and four insurance companies (incorporated by reference to the Form 10-Q for the quarter ended June 30, 1994, as indicated under Item 14). As of December 31, 1997 the Company had approximately $14 million of retained earnings available for cash dividends.

Item 6. Selected Financial Data.

    Incorporated by reference to the information under "Historical Review 1997-1993" on page 32 of the Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    Incorporated by reference to the information under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14 through 17 of the Annual Report.

Item 8. Financial Statements and Supplementary Data.

    Incorporated by reference to the consolidated financial statements and related notes on pages 17 through 32 of the Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    On April 15, 1997, the Audit Committee of the Board of Directors of Butler Manufacturing Company, chose to engage Arthur Andersen LLP as independent accountants to audit the financial statements of the Company for the year ending December 31, 1997, rather than reengage KPMG Peat Marwick, LLP.

    The reports of KPMG Peat Marwick, LLP for the past two years ending December 31, 1996, contain no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. Subsequent to December 31, 1996 there have been no disagreements between the Butler Manufacturing Company and KPMG Peat Marwick.


                                  PART III

Item 10. Directors and Executive Officers of the Registrant.

    Information as to Directors is incorporated herein by reference to pages 2 through 5 of the Proxy Statement. The Executive Officers, their ages, their positions and offices with the Company and their principal occupations during the past five years are shown below:

Corporate Executive Officers

Robert H. West - age 59, Chairman of the Board and Chief Executive Officer; Chairman of the Executive Committee and member of the Board Organization Committee. He joined the Company in 1968, became President in 1978 and Chairman of the Board in 1986. Mr. West is a director of Commerce Bancshares, Inc., Burlington Northern Santa Fe Corporation, Kansas City Power & Light Company, and St. Luke's Shawnee Mission Health System. He is a trustee of the University of Missouri at Kansas City.

Donald H. Pratt - age 60, President; member of the Executive Committee. He joined Butler in 1965, became Executive Vice President in 1980, and President of the Company in 1986. Mr. Pratt is also Vice Chairman of American Century Mutual Funds, a director of Atlas-Copco North America Inc. and is a trustee of the Midwest Research Institute.

Richard O. Ballentine - age 61, Vice President, General Counsel, and Secretary since 1978. He joined Butler in 1975 as Vice President-Legal.

John T. Cole - age 47, Controller since 1990. He joined Butler in 1977 and previously was Corporate Audit Manager.

Larry D. Hayes - age 59, President Innovative Building Technology since 1997. He was named President, Lester Building Systems in 1991 and Vice President, Corporate Development in 1996, and President, Lester Building Systems Division since 1991. He joined Butler in 1975.

John J. Holland - age 47, Vice President-Finance since 1990. He joined Butler in 1980 and became Vice President - Controller in 1986.

John W. Huey - age 50, Vice President-Administration since 1993 and Assistant General Counsel and Assistant Secretary since 1987. He joined Butler in 1978.

Larry C. Miller - age 41, Treasurer since 1989. He joined Butler in 1980 and became Assistant Treasurer in 1985.

Division Executive Officers

Moufid (Mike) Alossi - age 55, President, Butler Shanghai Inc., since 1997. He joined Butler in 1968 and was previously President of Butler World Trade since 1996 and Vice President-International Sales and Marketing.

Hans G. Berger - age 50, Managing Director, Butler Europe since 1995. He previously was Managing Director, Butler Bausysteme GmbH from 1993 to 1995 and Vice President-Engineering, Butler Canada from 1986 to 1992.

Clyde E. Wills - age 52, President, International Division since 1997. He first joined Butler in 1972 and was Senior Vice President of Operations - Building Division from 1992 to 1997. He was previously Vice President of Manufacturing - Buildings Division.

Marc S. Hafer - age 40, President, Lester Building Systems since 1996. From 1993 to 1996 he was President of Walker Systems, Inc., a subsidiary of Wiremold, Inc. He was Vice President-Sales and Marketing of the Company's Walker Division from 1991 to 1993. He first joined Butler in 1988.

Thomas J. Hall - age 52, President, Butler Real Estate, Inc. since 1991. He joined Butler in 1969, and was named Vice President and General Manager of Butler Real Estate, Inc. in 1987.

Charles E. Hatch - age 50, Managing Director, Butler do Brasil, Ltda since 1997. He first joined Butler in 1981.

Richard S. Jarman - age 51, President, Buildings Division since 1986. He joined Butler in 1974.

William L. Johnsmeyer - age 50, President Butler Construction (Bucon, Inc.) since 1990. He joined Butler in 1982 and became President, Walker Division in 1984.

Ronald F. Rutledge - age 56, President Vistawall Division since 1984 when he joined Butler.

Item 11. Executive Compensation.

    Incorporated by reference to the information under "Report on Executive Compensation", "Summary Compensation Table", "Option Grants During 1997", "Aggregated Option Exercises and Fiscal Year-End Option Value Table", and "Pension Plan Table" on pages 9 through 14 of the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

    Incorporated by reference to the information under "Beneficial Ownership Table" on pages 7 through 8 of the Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

    Incorporated by reference to the information under "Election of Class C Directors" on pages 2 through 10 and "Report on Executive Compensation" in the Proxy Statement.

                                   PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
Form 8-K.

    The following documents are filed as part of this report:

    (a) Financial Statements:
        - "Report of Independent Public Accountants" for the year end December 31, 1997 and "The Report of "Independent Public Accountants" for the two-year period ended December 31, 1996.
        - Consolidated Balance Sheets as of December 31, 1997 and 1996.
        - Consolidated Statements of Earnings and Retained Earnings - Years Ended December 31, 1997, 1996 and 1995.
        - Consolidated Statements of Cash Flows - Years Ended December 31, 1997, 1996 and 1995.
        - Notes to Consolidated Financial Statements.

        The foregoing have been incorporated by reference to the Annual Report as indicated under Item 8.

    (b) Financial Statement Schedules:

        Auditors' Reports on Financial Statement and Schedule IX, Valuation and Qualifying Accounts.

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

   10.9  Butler Manufacturing Company Director Stock Compensation Program.

   10.10 Butler Manufacturing Company Restricted Stock Compensation Program of 1996.

   10.11 Asset Purchase Agreement dated March 31, 1997 between Butler Manufacturing Company and CTB, Inc. relating to the sale of the Company's Grain Systems Division (incorporated by reference to Exhibit (2) to the Company's Form 8-K dated June 23, 1997).

   13.1 Butler Manufacturing Company 1997 Annual Report Pages 14 through 32 only (the information expressly incorporated herein by reference).

   13.2 KPMG Peat Marwick LLP's "Report of Independent Public Accountants" for the two-year period ended December 31, 1996.

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

   The Board of Directors
   Butler Manufacturing Company:

   We have audited the consolidated balance sheet of Butler Manufacturing Company and subsidiaries as of December 31, 1996 and the related consolidated statements of earnings and retained earnings and cash flows for each of the years in the two-year-period ended December 31, 1996. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Butler Manufacturing Company and subsidiaries at December 31, 1996, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                           /s/ KPMG PEAT MARWICK LLP
                                           -------------------------
                                               KPMG PEAT MARWICK LLP
   Kansas City, Missouri
   February 3, 1997

      22.0 Set forth below is a list as of March 9, 1998 of subsidiaries of the Company and their respective jurisdictions of incorporation. Subsidiaries not listed, when considered in the aggregate as a single subsidiary, do not constitute a significant subsidiary.

           Jurisdiction of
           Subsidiary                                        Incorporation
           ----------                                        -------------
           Butler Argentina, S.A.                            Argentina
           Butler do Brasil Limitada                         Brazil
           Butler Export, Inc.                               Barbados
           Butler Building Systems, Ltd.                     Scotland
           Butler Europe GmbH                                Germany
           Butler Systemes de Construction SARL              France
           BMC Real Estate, Inc.                             Delaware
           BUCON, Inc.                                       Delaware
           Butler Pacific, Inc.                              Delaware
           Butler Real Estate, Inc.                          Delaware
           Butler, S.A. de C.V.                              Mexico
           Butler (Shanghai) Inc.                            China
           Butler Holdings, Inc.                             Delaware
           Beker Kft                                         Hungary
           Comercial Butler Limitada                         Chile
           Innovative Building Technology, Inc.              Delaware
           Lester's of Minnesota, Inc.                       Minnesota
           Lester Holdings, Inc.                             Delaware
           Modu-Line Windows, Inc.                           Wisconsin



      23.0 Consent of Independent Public Accountants (incorporated by reference to page 14 of this report).

      24.0 Power of Attorney to sign this Report by each director.

      27.0 Financial Data Schedule.

    No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997.

    The calculation of the aggregate market value the Company's Common Stock held by non-affiliates shown on the front of the cover page assumes that directors are affiliates. Such assumption does not reflect a belief by the Company or any director that any director is an affiliate of the Company.

                                 SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 20th day of March, 1998.

                                         BUTLER MANUFACTURING COMPANY

                                         BY /s/ Robert H. West
                                            -----------------------------------
                                            Robert H. West
                                            Chairman of the Board

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the dates indicated.

/s/ Robert H. West             Chairman of the Board           March 20, 1998
-----------------------------  (Principal Executive Officer)
    Robert H. West

/s/ John J. Holland            Vice President-Finance          March 20, 1998
-----------------------------  (Principal Financial Officer)
    John J. Holland

/s/ John T. Cole               Controller                      March 20, 1998
-----------------------------  (Principal Accounting Officer)
    John T. Cole

/s/ Harold G. Bernthal      *  Director                        March 20, 1998
-----------------------------
    Harold G. Bernthal

/s/ Robert E. Cook          *  Director                        March 20, 1998
-----------------------------
    Robert E. Cook

/s/ Alan M. Hallene         *  Director                        March 20, 1998
-----------------------------
    Alan M. Hallene

/s/ C.L. William Haw        *  Director                        March 20, 1998
-----------------------------
    C.L. William Haw

/s/ Robert J. Novello       *  Director                        March 20, 1998
-----------------------------
    Robert J. Novello

/s/ George E. Powell, Jr.   *  Director                        March 20, 1998
-----------------------------
    George E. Powell, Jr.

/s/ Donald H. Pratt            Director                        March 20, 1998
-----------------------------
    Donald H. Pratt

/s/ Robert J. Reintjes, Sr. *  Director                        March 20, 1998
-----------------------------
    Robert J. Reintjes, Sr.

/s/ Judith A. Rogala        *  Director                        March 20, 1998
-----------------------------
    Judith A. Rogala

/s/ Gary L. Tapella         *  Director                        March 20, 1998
-----------------------------
    Gary L. Tapella


Richard O. Ballentine, by signing his name hereto, does hereby sign this report on Form 10-K on behalf of each of the directors of the Registrant pursuant to a power of attorney executed by each of such directors.

* By /s/ Richard O. Ballentine, Attorney-in-fact               March 20, 1998
     ---------------------------------------------------
         Richard O. Ballentine, Attorney-in-fact

             CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Butler Manufacturing Company


As independent public accountants, we hereby consent to the incorporation of our report dated January 23, 1998, appearing in item 8 of Butler Manufacturing Company's 1997 Annual Report on Form 10-K, into the Company's previously filed Registration Statements on Form S-8 (Nos. 33-14464, 2-63830, 2-55753, 333-02285, 333-02557 and 2-36370). We also consent to the incorporation in our report dated January 23, 1998, on the Financial Statement Schedule, appearing in item 14 of form 10-K. It should be noted that we have not audited any financial statements of Butler Manufacturing Company subsequent to December 31, 1997, nor performed any audit procedures subsequent to the date of our report.


                                          /s/ ARTHUR ANDERSEN LLP
                                          ---------------------------------
                                              ARTHUR ANDERSEN LLP

Kansas City, Missouri,
March 26, 1998

    We consent to the incorporation by reference in Registration Statements Nos. 33-14464, 2-63830, 2-55753, 333-02285, 333-02557 and 2-36370 on Form S-8 and
the related Prospectus of June 11, 1987, with Appendix dated March 8, 1996, of Butler Manufacturing Company of our report dated February 3, 1997 relating to the consolidated balance sheet of Butler Manufacturing Company and subsidiaries as of December 31, 1996, and the related consolidated statements of earnings and retained earnings and cash flows and the related schedule for each of the years in the two-year period ended December 31, 1996, which reports appear in or are incorporated by reference in the Annual Report on Form 10-K of Butler Manufacturing Company for the fiscal year ended December 31, 1996. We also consent to the reference to our firm under the heading "Experts" in the Prospectus to the Registration Statements.


                                          /s/ KPMG PEAT MARWICK LLP
                                          ---------------------------------
                                              KPMG PEAT MARWICK LLP
Kansas City, Missouri
March 26, 1998

                BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                            KANSAS CITY, MISSOURI

                  Consolidated Financial Statement Schedule
                                 (Form 10-K)

                      December 31, 1997, 1996 and 1995

                      (With Auditors' Reports Thereon)

                        INDEPENDENT AUDITORS' REPORT


To the Shareholders of Butler Manufacturing Company:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements for 1997 described in item 8 of Butler Manufacturing Company's 1997 Annual Report on Form 10-K, and have issued our report thereon dated January 23, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The Financial Statements Schedule listed in item 14 is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements and, in our opinion, fairly states in all material aspects the financial data required to be set forth in relation to the basic consolidated financial statements taken as a whole.

                                          /s/ ARTHUR ANDERSEN LLP
                                          ---------------------------------
                                              ARTHUR ANDERSEN LLP

Kansas City, Missouri,
   January 23, 1998

The Board of Directors
Butler Manufacturing Company:

Under date of February 3, 1997, we reported on the consolidated balance sheet of Butler Manufacturing Company and subsidiaries as of December 31, 1996, and the related consolidated statements of earnings and retained earnings and cash flows for each of the years in the two-year period ended December 31, 1996, as contained in the 1997 Annual Report. These consolidated financial statements and our report thereon are incorporated by reference or included in the report on form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as of December 31, 1996 and 1995 and for the years then ended as listed in item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such schedule, when considered in relation to the basic 1996 and 1995 consolidated financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein.


                                          /s/ KPMG PEAT MARWICK LLP
                                          ---------------------------------
                                              KPMG PEAT MARWICK LLP
Kansas City, Missouri
February 3, 1997

                                 SCHEDULE IX

                BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES

                      Valuation and Qualifying Accounts

                           (Thousands of Dollars)

                                               Additions             Deductions
                                            ----------------  -----------------------
                                Balance at  Charged           Charged off     Balance
                                beginning      to               net of       at close
Description                      of year    earnings   Other  recoveries      of year
------------------------------- ----------  --------   -----  ----------      -------
                                                       (A)      (B)
Year ended December 31, 1997:
For possible losses on accounts
receivable                        $ 2,918   $  887     $ 198    $ 1,530       $ 2,473
                                  =======   ======     =====    =======       =======
Year ended December 31, 1996:
For possible losses on accounts
receivable                        $ 2,348   $1,344     $ 470    $ 1,244       $ 2,918
                                  =======   ======     =====    =======       =======
Year ended December 31, 1995:
For possible losses on accounts
receivable                        $ 1,364   $1,154     $ 326    $   496       $ 2,348
                                  =======   ======     =====    =======       =======

(A) Includes transfers from other reserve accounts.
(B) Includes write-off of $293.0 thousand in 1997 for the sale of the Grain Systems Division.

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



10.9          Butler Manufacturing Company Director Stock Compensation Program.

10.10         Butler Manufacturing Company Restricted Stock Compensation
              Program of 1996.

13.1          Butler Manufacturing Company 1997 Annual Report Pages 14 through
              32 only (the information expressly incorporated herein by reference).

13.2 Report of Independent Public Accountants for the two-year period ended December 31, 1996.

22.0 Set forth below is a list as of March 10, 1998 of subsidiaries of the Company and their respective jurisdictions of incorporation. Subsidiaries not listed, when considered in the aggregate as a single subsidiary, do not constitute a significant subsidiary.

                                                                 Jurisdiction of
                Subsidiary                                       Incorporation
                ----------                                       -------------
                Butler Argentina, S.A.                           Argentina
                Butler do Brasil Limitada                        Brazil
                Butler Export, Inc.                              Barbados
                Butler Building Systems, Ltd.                    Scotland
                Butler Europe GmbH                               Germany
                Butler Systemes de Construction SARL             France
                BMC Real Estate, Inc.                            Delaware
                BUCON, Inc.                                      Delaware
                Butler Pacific, Inc.                             Delaware
                Butler Real Estate, Inc.                         Delaware
                Butler, S.A. de C.V.                             Mexico
                Butler (Shanghai) Inc.                           China
                Butler Holdings, Inc.                            Delaware
                Beker Kft                                        Hungary
                Comercial Butler Limitada                        Chile
                Innovative Building Technology, Inc.             Delaware
                Lester's of Minnesota, Inc.                      Minnesota
                Lester Holdings, Inc.                            Delaware
                Modu-Line Windows, Inc.                          Wisconsin

23.0          Consents of Independent Certified Public Accountants
              (incorporated by reference to page 14 of this report).

24.0          Power of Attorney to sign this Report by each director.

27.0          Financial Data Schedule.

