Form 10-Q
period 1998-03-31
BUTLER MANUFACTURING CO
filed 1998-05-14
CIK 15840

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                        Quarterly Report Under Section 13
                                 or 15(d) of the
                         Securities Exchange Act of 1934

                          Commission File No. 001-12335

                      FOR THE QUARTER ENDED MARCH 31, 1998

                          BUTLER MANUFACTURING COMPANY

                        Incorporated in State of Delaware

                          BMA Tower - Penn Valley Park
                             Post Office Box 419917
                        Kansas City, Missouri 64141-0917

                              Phone: (816) 968-3000
                I.R.S. Employer Identification Number: 44-0188420

                      Shares of common stock outstanding at
                            MARCH 31, 1998: 7,659,050


         The name, address and fiscal year of the Registrant have not changed since the last report.


         The Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                      INDEX


PART I. - FINANCIAL INFORMATION                                                    Page Number

ITEM 1.       Financial Statements                                                      3

       (1)    Consolidated Financial Statements (unaudited):

              Consolidated Statements of Operations for the Three Month
              Periods Ended March 31, 1998 and 1997                                     3

              Consolidated Balance Sheets as of March 31, 1998 and
              December 31, 1997.                                                        4

              Consolidated Statements of Cash Flows for the Three Month
              Periods Ended March 31, 1998 and 1997.                                    5

       (2)    Notes to Consolidated Financial Statements                                6

ITEM 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                     7-8

PART II. - OTHER INFORMATION

ITEM 2.       Changes in Securities                                                     9

ITEM 6.       Exhibits and Reports on Form 8-K                                          9

In addition to historical information included herein, this Report contains forward-looking statements and information that are based on management's beliefs as well as on assumptions made by and information currently available to management. These forward-looking statements and information are within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, the words "anticipate," "intend," "plan," "believe," "estimate," "expect," "may," "should," and similar expressions are intended to identify forward-looking statements. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which could cause the Company's future results and stock values to differ materially from those expressed in such forward-looking statements.

                  BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

            For the three month periods ended March 31, 1998 and 1997

                                   (unaudited)
                   ($000's omitted, except for per share data)

                                                         Three months ended
                                                              March 31,
                                                         --------------------
                                                         1998              1997
                                                         ----              ----
Net sales                                          $  193,784       $   188,102
Cost of sales                                         161,857           156,025
                                                   ----------       -----------
     Gross profit                                      31,927            32,077

Selling, general and administrative expenses           28,278            27,427
                                                   ----------       -----------
     Operating Income                                   3,649             4,650

Other income (expense), net                               470              (134)
                                                   ----------       -----------
     Earnings before interest and taxes                 4,119             4,516
Interest Expense                                        1,385             1,279
                                                   ----------       -----------
     Pretax earnings                                    2,734             3,237

Income tax expense                                      1,575             1,341
                                                   ----------       -----------
     Net earnings                                  $    1,159       $     1,896
                                                   ==========       ===========

Basic earnings per common share                    $      .15       $       .25
                                                   ==========       ===========
Diluted earnings per common share                  $      .15       $       .25
                                                   ==========       ===========

Basic weighted average number of shares             7,653,321         7,574,596
Diluted weighted average number of shares           7,720,571         7,671,458


See Accompanying Notes to Consolidated Financial Statements.

                  BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      March 31, 1998 and December 31, 1997

                                   (unaudited)
                                ($000's omitted)

                                                                         1998             1997
                                                                      ---------        ---------
ASSETS
     Current assets:
          Cash and cash equivalents                                   $   2,944        $   5,515
          Receivables, net                                              113,162          106,882
          Inventories:
               Raw materials                                             44,889           59,937
               Work in process                                            6,814            7,859
               Finished goods                                            39,361           21,317
               Lifo reserve                                             (12,122)         (10,822)
                                                                      ---------        ---------
                    Total inventory                                      78,942           78,291

          Real estate developments in progress                           23,924           22,401
          Deferred tax assets                                             7,811            7,812
          Other current assets                                           12,468           12,422
                                                                      ---------        ---------
               Total current assets                                     239,251          233,323

     Investments and other assets                                        37,596           35,887
     Assets held for sale                                                 9,423            9,423
     Property, plant and equipment, at cost                             244,512          239,747
          Less accumulated depreciation                                (145,970)        (143,408)
                                                                      ---------        ---------
               Net property, plant and equipment                         98,542           96,339
                                                                      ---------        ---------
                                                                      $ 384,812        $ 374,972
                                                                      =========        =========
LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
          Notes payable                                               $   3,930        $  21,280
          Current maturities of long-term debt                            5,862            5,862
          Accounts payable                                               68,739           72,266
          Dividends payable                                               1,072            1,069
          Accrued liabilities                                            50,941           55,846
          Taxes on income                                                 8,631            8,181
                                                                      ---------        ---------
               Total current liabilities                                139,175          164,504

     Deferred tax liabilities                                             3,561            3,561
     Other noncurrent liabilities                                        15,324           16,423
     Long-term debt, less current maturities                             68,651           33,918

     Shareholders' equity:
          Common stock, no par value, authorized 20,000,000
            shares, issued 9,088,200 shares, at stated value             12,623           12,623
          Cumulative foreign currency translation adjustment               (149)              26
          Retained earnings                                             176,606          175,373
                                                                      ---------        ---------
                                                                        189,080          188,022
     Less cost of common stock in treasury, 1,429,151 shares in
       in 1998 and 1,451,205 shares in 1997                              30,979           31,456
                                                                      ---------        ---------
          Total shareholders' equity                                    158,101          156,566
                                                                      ---------        ---------
                                                                      $ 384,812        $ 374,972
                                                                      =========        =========

See Accompanying Notes to Consolidated Financial Statements

                  BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

            For the three month periods ended March 31, 1998 and 1997

                                   (unaudited)
                                ($000's omitted)

                                                                                    1998            1997
                                                                                 ---------        ---------
Cash flows from operating activities:
     Net earnings                                                               $  1,159        $  1,896

     Adjustments to reconcile net earnings to net cash used in operating activities:
          Depreciation and amortization                                            3,648           2,921
          Equity (earnings) loss on joint ventures                                  (168)            (51)
     Change in asset and liabilities, net of purchases of new businesses:
          Receivables                                                             (6,280)         12,423
          Inventories                                                               (651)         (6,616)
          Real estate developments in progress                                    (1,523)         (4,713)
          Prepaid income taxes                                                         1            --
          Other current assets                                                       (46)           (659)
          Current liabilities excluding short-term debt                           (7,982)        (22,988)
                                                                                --------        --------
               Net cash used in operating activities                             (11,842)        (17,787)

Cash flows from investing activities:
     Capital expenditures                                                         (5,103)         (5,619)
     Acquisition of new business                                                    --            (2,715)
     Other, net                                                                   (2,289)         (2,456)
                                                                                --------        --------
               Net cash used in investing activities                              (7,392)        (10,790)

Cash flows from financing activities:
     Payment of dividends                                                         (1,069)           (907)
     Proceeds from issuance of long-term debt                                     35,000             346
     Repayment of long-term debt                                                    (271)            (55)
     Net change in short-term debt                                               (17,350)         27,131
     Sale and issuance of treasury stock                                             477             362
     Purchase of Treasury Stock                                                     --              --
     Other, net                                                                       51              40
                                                                                --------        --------
               Net cash provided by financing activities                          16,838          26,917

Effect of exchange rate changes on cash                                             (175)           (339)
                                                                                --------        --------
     Net increase (decrease) in cash and cash equivalents                         (2,571)         (1,999)
Cash and cash equivalents at beginning of year                                     5,515           2,013
                                                                                --------        --------

Cash and cash equivalents at March 31                                           $  2,944        $     14
                                                                                ========        ========


See Accompanying Notes to Consolidated Financial Statements.

                  BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in Butler Manufacturing Company's 1997 Form 10-K. It is suggested that those consolidated statements be read in conjunction with this report. The year-end financial statements presented were derived from the Company's audited financial statements. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary for a fair presentation of the financial position of Butler Manufacturing Company and the results of its operations.


NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS
Comprehensive Income
--------------------
In June 1997, the Financial Accounting Standards Board issued FASB Statement No. 130, "Reporting of Comprehensive Income" which requires reporting and display of comprehensive income and its components in a full set of financial statements. The Company has adopted this statement as of January 1, 1998 as required. "Foreign Currency Translation Adjustment Total" is the Company's only comprehensive income item as defined by the statement. Comprehensive income, including after tax adjustments for foreign currency translation losses of $.1 million and $.2 million, were $1.1 million and $1.7 million, respectively for the quarters ending March 31, 1998 and 1997

Start-up and Organizational Costs
---------------------------------
The AICPA issued in April 1998 Statement of Position 98-5, "Financial Reporting of Start-up Costs and Organization Costs". The statement requires all costs of start-up activities and organization costs to be expensed as incurred. The Company has determined that the cumulative effect of adopting this change in accounting principle is immaterial.


NOTE 3 - SHORT-TERM BORROWINGS

During the first quarter of 1998, the Company completed a $35 million private placement of senior unsecured notes with Metropolitan Life Insurance Company. The notes mature after fifteen years on March, 2013, with a fixed interest rate of 6.57% payable semiannually on March 20 and September 20 of each year. Annual principal payments of $3.5 million are required commencing in March, 2004 and ending March, 2012, with the remaining principal payable in March, 2013.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
Cash and equivalents decreased $2.6 million in the first three months of 1998, primarily due to increased investments in domestic operations and in working capital. Working capital requirements were funded with an increase in short-term borrowings. For the three months ended March 31, 1998, domestic short term borrowings averaged $25.5 million for 90 days compared to $23.8 million for 90 days in 1997.

In March, the Company completed a $35 million private placement of senior unsecured notes due March 20, 2013. The notes carry a fixed interest rate of 6.57%, and are payable in equal annual installments of $3.5 million beginning in 2004. Proceeds from the private placement were used to pay down the Company's short-term line of credit and will be used to fund future investment opportunities. The Company continues to maintain revolving bank credit facilities aggregating $50 million to meet the needs of the Company. As of March 31, 1998, $1.8 million of the credit line was utilized to provide a bank letter of credit to secure insurance obligations. Management believes the Company's operating cash flow, along with the bank credit lines, are sufficient to meet future liquidity requirements.

Butler Building Systems, Ltd., the Company's United Kingdom subsidiary, maintains a separate line of credit with its local bank for approximately $2.5 million at current exchange rates. Management believes that this separate bank line of credit is sufficient to meet future liquidity requirements.

Capital expenditures were $5.1 million for the first three months of 1998 compared to $5.6 million in 1997. Total capital expenditures are expected to be approximately $18.5 million in 1998 and will be made primarily for the Company's domestic operations. In 1997, capital expenditures totaled $30.2 million, and were made primarily to increase capacity in the domestic and international metal buildings businesses, as well as the architectural products business.

On January 20, 1998 the board of directors of declared a regular quarterly dividend of $.14 per share payable on April 7, 1998 to shareholders of record on March 24, 1998.

RESULTS OF OPERATIONS
Net sales of $194 million were up 3% from first quarter 1997 sales of $188 million. The 1997 sales amount included $6.6 million in sales from the Grain Systems division which was sold in June 1997. The core U.S. metal buildings business and the Lester wood frame buildings business had lower sales than a year ago, due primarily to wet weather delaying the start and completion of construction projects. The decline in sales for both businesses was more than offset by increases in Architectural Products sales, and the sale of Butler Real Estate projects.

The Architectural Products segment, which consist of the Vistawall group, had increased sales for the quarter compared with the same period a year ago. Shipments of engineered products and storefronts were particularly strong and were the main contributor to Vistawall's increased sales for the quarter.

Net earnings for the quarter ended March 31, 1998 were $1.2 million or $.15 per common share compared to $1.9 million or $.25 per common share in 1997 ($.05 is from the Grain Systems division which was sold in June 1997). The domestic metal buildings business operated at a lower level of earnings due to lower sales volume in the first quarter of 1998. The international metal buildings business incurred a somewhat larger loss than that of 1997, while Butler Real Estates' earnings increased due to project sales. The Construction Services segment incurred a loss in the first quarter due to lower revenues. The Vistawall group's earnings increased due to greater volume.

Total backlog of $309 million increased 17% from comparable backlog of a year ago.

ACCOUNTING STANDARDS
The Financial Accountings Standards Board issued Statement Number 130 "Reporting of Comprehensive Income" which became effective in 1998. This statement establishes standards for reporting and displaying of comprehensive income items. The Company has adopted this statement and has chosen to disclose by footnote the effect on interim reporting periods starting in 1998. The Company's only comprehensive income item is Foreign Currency Translation Adjustments which is disclosed.

In April 1998, the AICPA issued Statement of Position 98-5 Financial Reporting of Costs of Start-up Activities, requiring the costs of start-up activities and organization costs to be expensed as incurred. The effect of this new statement on the Company is immaterial.

For additional comments, refer to the April 16, 1998 letter to shareholders, which is attached as exhibit 19.

PART II. - OTHER INFORMATION

ITEM  2.      Change in Securities.

              On March 20, 1998, the Company entered into the Note Agreement appended to this report as Exhibit 4 ( the "Note Agreement"), and issued its $35 million Senior Notes to Metropolitan Life Insurance Company in the form of Note attached as Exhibit A to the Note Agreement. The Notes provide for payments of principal in the amount of $3.5 million annually commencing March 20, 2004, and mature on March 20, 2013. Interest is payable semiannually on March 20, and September 20 of each year at 6.57% per annum. Generally, section 7.5 of the Note Agreement imposes restrictions on the payment of dividends in cash or property, the purchase of the capital stock of the Company and certain other distributions ("Restricted Payments") if , after giving effect thereto, (I) the aggregate amount of Restricted Payments made after December 31, 1997, to and including the date of the making of the Restricted Payment would exceed the sum of (A) $15,000,000, plus (B) 75% of Consolidated Net Income (or less 100% of any deficit) for each fiscal year (or portion thereof) of the Company subsequent to December 31, 1997, plus (C) the net cash proceeds received by the Company after December 31, 1997, form the sale of shares of any class of the Company's common or nonredeemable preferred stock and
              (ii) no Default or Event of Default exists or would exist. A similar note agreement providing for an additional $35 million of borrowings, dated as of June 1, 1994, which appears as Exhibit 4.1 to the Company's Form 10-K for the year ended December 31, 1997 (the "1994 Note Agreement"), also contains restrictions on Restricted Payments. Based on the above formula and the formula appearing in the 1994 Note Agreement, an aggregate of $15 million was available at March 31, 1998, for the payment of dividends and other Restricted Payments.

ITEM 6.       Exhibits and Reports on Form 8-K.

         (a)      Exhibits

              4 Note Agreement dated as of March 1, 1998, Providing for $35 million of Senior Notes and Forms of Note and Subsidiary Guaranty

              19     April 16, 1998 letter to shareholders

              27     Financial Data Schedule

         (b)      Reports on Form 8-K

              The Company has not filed any reports on Form 8-K during the quarter ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



BUTLER MANUFACTURING COMPANY


May 13, 1998                                /s/ John J. Holland
------------                                ---------------------------
Date                                        John J. Holland
                                            Vice President - Finance
                                            and Chief Financial Officer



May 13, 1998                                /s/ Richard O. Ballentine
------------                                -------------------------------
Date                                        Richard O. Ballentine
                                            Vice President, General Counsel
                                            and Secretary

                                                                      Exhibit 99

                                  EXHIBIT INDEX

Exhibit
Number                     Description
-------  ----------------------------------------------------------------------
4 Note Agreement dated as of March 1, 1998, providing for $35 million of Senior Notes and Form of Note and Subsidiary Guaranty.

19       April 16, 1998 letter to shareholders

27       Financial Data Schedule

Schedules and Exhibits to the Note Agreement other than the Form of Note, and Subsidiary Guaranty a list of which appears at the end of the table of Contents, are not filed herewith and shall be furnished supplementary to the Commission upon request.

                                                                       Exhibit 4

         BUTLER MANUFACTURING COMPANY

                   NOTE AGREEMENT


               Dated as of March 1, 1998

             $35,000,000 Principal Amount
                  6.57% Senior Notes
                  Due March 20, 2013

Section 1.   DESCRIPTION OF NOTES AND COMMITMENT.........................1

      1.1.    Description of Notes.......................................1
      1.2.    Commitment; Closing Date...................................1
      1.3.    Guaranty...................................................2

Section 2.    PREPAYMENT OF NOTES........................................2

      2.1.    Required Prepayments.......................................2
      2.2.    Optional Prepayments.......................................3
      2.3.    Notice of Prepayments......................................3
      2.4.    Surrender of Notes on Prepayment or Exchange...............4
      2.5.    Direct Payment and Deemed Date of Receipt..................4
      2.6.    Allocation of Payments.....................................4
      2.7.    Payments Due on Saturdays, Sundays and Holidays............5

Section 3.    REPRESENTATIONS............................................5

      3.1.    Representations of the Company.............................5
      3.2.    Representations of the Purchaser..........................12

Section 4.    CLOSING CONDITIONS........................................13

      4.1.    Representations and Warranties............................13
      4.2.    Legal Opinions............................................14
      4.3.    Event of Default..........................................14
      4.4.    Payment of Fees and Expenses..............................14
      4.5.    Subsidiary Guaranty.......................................14
      4.6.    Credit Agreement..........................................14
      4.7.    Legality of Investment....................................14
      4.8.    Private Placement Number..................................14
      4.9.    Bank Waiver...............................................14
      4.10.   Proceedings and Documents.................................14

Section 5.    INTERPRETATION OF AGREEMENT...............................15

      5.1.    Certain Terms Defined.....................................15
      5.2.    Accounting Principles.....................................23
      5.3.    Valuation Principles......................................23
      5.4.    Direct or Indirect Actions................................24

Section 6.    AFFIRMATIVE COVENANTS.....................................24

      6.1.    Corporate Existence.......................................24
      6.2.    Insurance.................................................24
      6.3.    Taxes, Claims for Labor and Materials.....................24
      6.4.    Maintenance of Properties.................................24

      6.5.     Maintenance of Records...................................24
      6.6.     Financial Information and Reports........................25
      6.7.     Inspection of Properties and Records.....................27
      6.8.     ERISA....................................................27
      6.9.     Compliance with Laws.....................................28
      6.10.    Acquisition of Notes.....................................28
      6.11.    Private Placement Number; NAIC...........................29

Section 7.    NEGATIVE COVENANTS........................................29

      7.1.     Adjusted Consolidated Net Worth..........................29
      7.2.     Funded Debt..............................................29
      7.3.     Indebtedness of Subsidiaries.............................29
      7.4.     Liens....................................................30
      7.5.     Restricted Payments......................................31
      7.6.     Merger or Consolidation; Sale of Substantially
                   All Assets...........................................31
      7.7.     Sale of Assets...........................................32
      7.8.     Disposition of Stock of Restricted Subsidiaries..........33
      7.9.     Designation of Unrestricted Subsidiaries.................33
      7.10.    Transactions with Affiliates.............................34
      7.11.    Consolidated Tax Returns.................................34
      7.12.    Nature of Business.......................................34

Section 8.     EVENTS OF DEFAULT AND REMEDIES THEREFOR..................34

      8.1.     Nature of Events.........................................34
      8.2.     Remedies on Default......................................35
      8.3.     Annulment of Acceleration of Notes.......................36
      8.4.     Other Remedies...........................................36
      8.5.     Conduct No Waiver; Collection Expenses...................36
      8.6.     Remedies Cumulative......................................37
      8.7.     Notice of Default........................................37

Section 9.     AMENDMENTS, WAIVERS AND CONSENTS.........................37

      9.1.     Matters Subject to Modification..........................37
      9.2.     Solicitation of Holders of Notes.........................37
      9.3.     Binding Effect...........................................38


Section 10.    FORM OF NOTES, REGISTRATION, TRANSFER, EXCHANGE AND
                  REPLACEMENT...........................................38

      10.1.    Form of Notes............................................38
      10.2.    Note Register............................................38
      10.3.    Issuance of New Notes upon Exchange or Transfer..........38
      10.4.    Replacement of Notes.....................................39

Section 11.    MISCELLANEOUS............................................39

      11.1.    Expenses.................................................39
      11.2.    Notices..................................................39
      11.3.    Reproduction of Documents................................40
      11.4.    Confidentiality..........................................40
      11.5.    Successors and Assigns...................................40
      11.6.    Law Governing............................................40
      11.7.    Headings.................................................40
      11.8.    Counterparts.............................................40
      11.9.    Reliance on and Survival of Provisions...................41
      11.10.   Integration and Severability.............................41

SCHEDULE I     Principal Amount of Notes to Be Purchased................43

         I     Subsidiaries.............................................44
        II     Title to Properties......................................45
       III     Investments..............................................46
        IV     Funded Debt..............................................47
         V     Liens....................................................48
        VI     Current Insurance Carriers and Ratings...................49


EXHIBITS

A      Form of 6.57% Senior Notes due March 20, 2013
B      Form of Opinion of Purchaser's Counsel
C      Form of Opinion of Company's and Guarantors' Counsel
D      Form of Subsidiary Guaranty

                          BUTLER MANUFACTURING COMPANY

                                 NOTE AGREEMENT


                            Dated as of March 1, 1998


To the Purchaser
  Named in Attached Schedule I

Ladies and Gentlemen:

         BUTLER MANUFACTURING COMPANY, a Delaware corporation (the "Company"), agrees with you as follows:

Section 1.      DESCRIPTION OF NOTES AND COMMITMENT

     1.1. Description of Notes. The Company has authorized the issuance and sale of $35,000,000 aggregate principal amount of its Senior Notes (the "Notes"), to be dated the date of issuance, to bear interest from such date (computed on the basis of a 360-day year comprised of twelve 30-day months), payable semi-annually on March 20 and September 20 of each year, commencing September 20, 1998, and at maturity, at the rate of 6.57% per annum prior to maturity and shall bear interest on any overdue principal (including any overdue optional or required prepayment), on any overdue Make-Whole Amount, and (to the extent legally enforceable) on any overdue installment of interest at a rate equal to the greater of (i) 8.57% per annum or (ii) 2% over the rate of interest publicly announced by Nations Bank of Texas, N.A., as its "base" or "prime" rate. The Notes shall be expressed to mature on March 20, 2013 and shall be substantially in the form attached as Exhibit A. All payments on the Notes shall rank pari passu with all senior unsecured Indebtedness including without limitation any owed to banks. The term "Notes" as used herein shall include each Note delivered pursuant to this Note Agreement (the "Agreement") and each Note delivered in substitution or exchange therefor and, where applicable, shall include the singular number as well as the plural. Any reference to you in this Agreement shall in all instances be deemed to include any nominee of yours or any separate account or other person on whose behalf you are purchasing Notes. You are sometimes referred to herein as the "Purchaser."

     1.2. Commitment; Closing Date. Subject to the terms and conditions hereof and on the basis of the representations and warranties hereinafter set forth, the Company agrees to issue and sell to you, and you agree to purchase from the Company, Notes in the aggregate principal amount set forth opposite your name in the attached Schedule I at a price of 100% of the principal amount thereof.

         Delivery of and payment for the Notes shall be made at the offices of Gardner, Carton & Douglas, 321 North Clark Street, Quaker Tower, Chicago, Illinois 60610, at 9:00 a.m., Chicago time, on March 20, 1998 or on such other date not later than March 31, 1998, as you and the Company may mutually agree (the "Closing Date"). The Notes shall be delivered to you in the form of one or more Notes in fully registered form, issued in your name or in the name of your nominee. Delivery of the Notes to you on the Closing Date shall be against payment of the purchase price therefor in Federal funds or other funds in U.S. dollars immediately available at NationsBank of Texas, Dallas, Texas, A.B.A. No. 111-000-025, Attention: Corporate Loans, for deposit in Account No. 375-0953187,
Reference: Butler Manufacturing Company. If on the Closing Date the
Company shall fail to tender the Notes to you, you shall be relieved of all remaining obligations under this Agreement. Nothing in the preceding sentence shall relieve the Company of any liability occasioned by such failure to deliver the Notes. The funding and other obligations of the Purchaser under this Agreement are several and not joint.

     1.3. Guaranty. The Notes will be guaranteed by the Guarantors pursuant to the Subsidiary Guaranty, provided that, upon request of the Company, if all amounts due and owed under the Subsidiary Guaranty have been paid in full, the Purchaser will agree to terminate the Subsidiary Guaranty if and when the subsidiary guaranty delivered pursuant to the Credit Agreement is terminated. If in the future any Subsidiary guarantees any indebtedness under the Credit Agreement other than pursuant to the subsidiary guaranty delivered pursuant to the Credit Agreement or any other senior unsecured indebtedness incurred by the Company, it being acknowledged that such guaranty must comply with Section 7 of this Agreement, such Subsidiary shall contemporaneously execute and deliver to the Purchaser a guaranty substantially similar to the Subsidiary Guaranty.


Section 2.      PREPAYMENT OF NOTES

     2.1.         Required Prepayments.

     (a) In addition to payment of all outstanding principal of the Notes at maturity and regardless of the amount of Notes which may be outstanding from time to time, the Company shall prepay and there shall become due and payable on March 20 in each year $3,500,000 of the aggregate unpaid principal amount of the Notes or such lesser amount as would constitute payment in full on the Notes, commencing March 20, 2004 and ending March 20, 2012, inclusive, with the remaining principal payable on March 20, 2013. Each such prepayment shall be at a price of 100% of the principal amount prepaid, together with interest accrued thereon to the date of prepayment, without a Make-Whole Amount.

     (b) In the event of a Change of Control Event, the Company, upon notice as provided below, shall offer to prepay the entire principal amount outstanding of the Notes at 100% of the principal amount thereof and without payment of the Make-Whole Amount or any premium. The Company shall give notice of any offer to prepay the Notes to each holder of the Notes within three Business Days after any executive officer has knowledge of a Change of Control Event and in any event not later than the date of such Change of Control Event. Such notice shall be certified by the principal accounting officer or principal financial officer and shall specify
(i) the nature of the Change of Control Event, (ii) the date fixed for prepayment, which shall not be later than the Effective Date of the Change of Control, (iii) the estimated Effective Date of the Change of Control, if it has not occurred, (iv) the accrued and unpaid interest applicable to the prepayment and (v) the date by which any holder of a Note that wishes to accept such offer must deliver notice thereof to the Company, which shall not be later than 10 calendar days prior to the date fixed for prepayment. Not earlier than seven calendar days prior to the date fixed for prepayment, the Company shall give written notice to each holder of the Notes of those holders who have given notices of acceptance of the Company's offer, and the principal amount of Notes held by each, and thereafter any holder may change its response to the Company's offer by written notice to such effect delivered to the Company not less than three calendar days prior to the date fixed for prepayment. Upon receipt by the Company of any non-revoked notice of acceptance from any holder within the required time period, the aggregate principal amount of Notes held by such holder shall become due and payable on the prepayment date. Failure of a holder to respond to a notice shall be deemed to be a rejection by such holder of the offer to prepay.

     2.2.         Optional Prepayments.

     (a) Upon notice as provided in Section 2.3, the Company may prepay the Notes, in whole or in part, at any time on an interest payment date, in an amount not less than $1,000,000, an integral multiple of $100,000 in excess thereof or such lesser amount as shall constitute payment in full of the Notes. Each such prepayment shall be at a price of 100% of the principal amount to be prepaid, plus interest accrued thereon to the date of prepayment, plus the Make-Whole Amount.

     (b) Any optional prepayment of less than all of the Notes outstanding pursuant to Section 2.2(a) or Section 7.7 shall be applied in accordance with
Section 2.6.

     (c) Except as provided in Section 2.1, Section 7.7, and this Section 2.2, the Notes shall not be prepayable in whole or in part.

     2.3. Notice of Prepayments. The Company shall give notice of any optional prepayment of the Notes pursuant to Section 2.2(a) to each holder of the Notes not less than 10 Business Days nor more than 60 days before the date fixed for prepayment, specifying (i) such date, (ii) the principal amount of the holder's Notes to be prepaid on such date, (iii) the Determination Date for calculating the Make-Whole Amount, (iv) a calculation of the estimated amount of the Make-Whole Amount showing in detail the method of calculation and (v) the accrued interest applicable to the prepayment. Notice of prepayment having been so given, the aggregate principal amount of the Notes specified in such notice, together with the Make-Whole Amount, if any, and accrued interest thereon shall become due and payable on the prepayment date.

         The Company also shall give notice to each holder of the Notes to be prepaid pursuant to Section 2.2(a) by telecopy, telegram, telex or other same-day written communication, confirmed by notice delivered by overnight courier, as soon as practicable but in any event not less than 1 Business

Day prior to the prepayment date, of the Make-Whole Amount applicable to such prepayment and the details of the calculations used to determine the amount of such Make-Whole Amount.

     2.4. Surrender of Notes on Prepayment or Exchange. Subject to Section 2.5, upon any partial prepayment of a Note pursuant to this Section 2 or partial exchange of a Note pursuant to Section 10.3, such Note may, at the option of the holder thereof, (i) be surrendered to the Company pursuant to Section 10.3 in exchange for a new Note or Notes equal to the principal amount remaining unpaid on the surrendered Note, or (ii) be made available to the Company, at the Company's principal office, for notation thereon of the portion of the principal so prepaid or exchanged. No Note shall be issued in lieu of a Note the entire principal amount of which has been prepaid.

     2.5. Direct Payment and Deemed Date of Receipt. Notwithstanding any other provision contained in the Notes or this Agreement, the Company will pay all sums becoming due on each Note held by you or any subsequent Institutional Holder by wire transfer of immediately available funds to such account as you or such subsequent Institutional Holder have designated in Schedule I, or as you or such subsequent Institutional Holder may otherwise designate by notice to the Company (upon which notice the Company may rely without independent investigation), in each case without presentment and without notations being made thereon, except that any such Note so paid or prepaid in full shall be surrendered to the Company for cancellation. Any wire transfer shall identify such payment in the manner set forth in Schedule I and shall identify the payment as principal, Make- Whole Amount, if any, and/or interest. You and any subsequent Institutional Holder of a Note to which this Section 2.5 applies agree that, before selling or otherwise transferring any such Note, you or it will make a notation thereon of the aggregate amount of all payments of principal theretofore made and of the date to which interest has been paid and, upon written request of the Company, will provide a copy of such notations to the Company. Any payment made pursuant to this Section 2.5 shall be deemed received on the payment date only if received before 12:00 p.m., New York time. Payments received after 12:00 p.m., New York time, shall be deemed received on the next succeeding Business Day.

     2.6.         Allocation of Payments.

     (a) In the case of a prepayment pursuant to Sections 2.1 or 2.2(a), if less than the entire principal amount of all the Notes outstanding is to be paid, the Company will prorate the aggregate principal amount to be paid among the Notes in proportion to the aggregate unpaid principal amounts thereof.

     (b) Any optional prepayment of less than all of the Notes outstanding pursuant to Section 2.2(a) shall be applied to the outstanding principal amount of the Notes in inverse order of maturity.

     (c) Any optional prepayment pursuant to Section 7.7 or repurchase pursuant to Section 6.10 of less than all of the Notes outstanding shall be applied to reduce the principal amount of each of the remaining prepayments required by
Section 2.1 and the payment due at maturity in proportion to the ratio that the principal amount of such prepayment or repurchase bears to the principal amount of outstanding Notes immediately prior to such prepayment or repurchase (after giving effect to any prepayment made pursuant to Section 2.1 on the date of such prepayment or repurchase). It is the intent of the parties to this Agreement that each Note shall not be adversely affected in terms of yield or Weighted Average Life to Maturity by any prepayment pursuant to Section 7.7 or repurchase purchase to Section 6.10 except as consented to by the holder of such Note.

Section 2.7. Payments Due on Saturdays, Sundays and Holidays. If the date of any required prepayment of the Notes or any interest payment date on the Notes or the date fixed for any other payment of any Note or exchange of any Note is a day other than a Business Day, then such payment, prepayment or exchange shall be made on the next succeeding Business Day with interest payable through the date of payment.

Section 3.      REPRESENTATIONS

     3.1. Representations of the Company. As an inducement to, and as part of the consideration for, your purchase of the Notes pursuant to this Agreement, the Company represents and warrants to you as follows:

     (a) Corporate Organization and Authority. The Company is a solvent corporation duly organized, validly existing and in good standing under the laws of the State of Delaware, has all requisite corporate power and authority to own and operate its properties, to carry on its business as now conducted and as presently proposed to be conducted, to enter into and perform this Agreement and to issue and sell the Notes as contemplated in this Agreement. Each of the Guarantors has the corporate power and authority and the legal right to execute and deliver, and to perform its obligations under the Subsidiary Guaranty, and has taken all necessary corporate action to authorize its execution, delivery and performance of the Subsidiary Guaranty.

     (b) Qualification to Do Business. The Company is duly licensed or qualified and in good standing as a foreign corporation authorized to do business in each jurisdiction where the nature of the business transacted by it or the character of its properties owned or leased makes such qualification or licensing necessary, except for jurisdictions, individually or in the aggregate, where the failure to be so licensed or qualified could not reasonably be expected to have a Material Adverse Effect.

     (c) Subsidiaries. The Company has no Subsidiaries except those listed in the attached Annex I, which correctly sets forth the jurisdiction of incorporation and the percentage of the outstanding Voting Stock or equivalent interest of each Subsidiary which is owned, of record or beneficially, by the Company and/or one or more Subsidiaries. Each Subsidiary which is a Restricted Subsidiary is so designated in Annex I. Each Subsidiary has been duly organized and is validly existing and in good standing under the laws of its jurisdiction of incorporation or organization and is duly licensed or qualified and in good standing as a foreign corporation in each other jurisdiction where the nature of the business transacted by it or the character of its properties owned or leased makes such qualification or licensing necessary, except for jurisdictions, individually or in the aggregate, where the failure to be so licensed or qualified could not reasonably be expected to have a Material Adverse Effect. Each Subsidiary has full corporate power and authority to own and operate its properties and to carry on its business as now conducted and as presently proposed to be conducted. The Company and each Subsidiary have good and marketable title to all of the shares they purport to own of the capital stock of each Subsidiary, free and clear in each case of any Lien.

     (d) Financial Statements. The consolidated balance sheets of the Company and its Subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, retained earnings and cash flows for each of the three years in the period ended December 31, 1996 accompanied by the reports and unqualified opinion of KPMG Peat Marwick, independent public accountants, copies of which have heretofore been delivered to you, were prepared in accordance with generally accepted accounting principles consistently applied throughout the periods involved (except as otherwise noted therein) and present fairly the consolidated financial condition of the Company and its Subsidiaries on such dates and their consolidated results of operations and cash flows for the years then ended. The consolidated balance sheets of the Company and its Subsidiaries as of December 31, 1997, and the related consolidated statements of operations, retained earnings and cash flows for the one year period ended December 31, 1997 accompanied by the reports and unqualified opinion of Arthur Andersen LLP, independent public accountants, copies of which have heretofore been delivered to you, were prepared in accordance with generally accepted accounting principles consistently applied throughout the periods involved (except as otherwise noted therein) and present fairly the consolidated financial condition of the Company and its Subsidiaries on such dates and their consolidated results of operations and cash flows for the years then ended

     (e) No Contingent Liabilities or Adverse Changes. Except as disclosed or reflected in the audited consolidated balance sheet of the Company and its Subsidiaries as of December 31, 1997 referred to in paragraph (d) above and the notes to consolidated financial statements thereto, neither the Company nor any Subsidiary has any contingent liabilities which, individually or in the aggregate, are material to the Company and its Subsidiaries taken as a whole, and since December 31, 1997, there have been no changes in the business, prospects, profits, properties or condition, financial or otherwise, of the Company and its Subsidiaries except changes occurring in the ordinary course of business, which, individually or in the aggregate, have not had a Material Adverse Effect.

     (f) No Pending Litigation or Proceedings. There are no actions, suits or proceedings pending or, to the knowledge of the Company, threatened against or affecting the Company or any of its Subsidiaries, at law or in equity or before or by any Federal, state, municipal or other governmental department, commission, board, bureau, agency or instrumentality, domestic or foreign, which could reasonably be expected to result, either individually or in the aggregate, in a Material Adverse Effect.

     (g)          Compliance with Law.

              (i) Neither the Company nor any Subsidiary is: (x) in default with respect to, or in violation of, any order, writ, injunction or decree of any court to which it is a named party; or (y) in default under, or in violation of, any law, rule, regulation, ordinance or order relating to its or their respective businesses or properties, the sanctions and penalties resulting from which defaults or violations described in clauses (x) and (y) could reasonably be expected to have, individually or in the aggregate, a Material Adverse Effect.

              (ii) Neither the Company nor any Subsidiary nor any Affiliate of the Company is an entity defined as a "designated national" within the meaning of the Foreign Assets Control Regulations, 31 C.F.R. Chapter V, or is in violation of, any Federal statute or Presidential Executive Order, or any rules or regulations of any department, agency or administrative body promulgated under any such statute or Order, concerning trade or other relations with any foreign country or any citizen or national thereof or the ownership or operation of any property, and no restriction or prohibition under any such statute, Order, rule or regulation which could reasonably be expected to have, individually or in the aggregate, a Material Adverse Effect.

     (h)          ERISA.

              (i) The Company and each ERISA Affiliate have operated and administered each Plan in compliance with all applicable laws except for such instances of noncompliance as have not resulted in and could not reasonably be expected to result in a Material Adverse Effect. Neither the Company nor any ERISA Affiliate has incurred any liability pursuant to Title I or IV of ERISA or the penalty or excise tax provisions of the Code relating to employee benefit plans (as defined in Section 3 of ERISA), and no event, transaction or condition has occurred or exists that could reasonably be expected to result in the incurrence of any such liability by the Company or any ERISA Affiliate, or in the imposition of any Lien on any of the rights, properties or assets of the Company or any ERISA Affiliate, in either case pursuant to Title I or IV of ERISA or to such penalty or excise tax provisions or to Section 401(a)(29) or 412 of the Code, other than such liabilities or Liens as would not individually or in the aggregate reasonably be expected to result in a Material Adverse Effect.

              (ii) The present value of the aggregate benefit liabilities under each of the Plans (other than Multiemployer Plans) which are defined benefit plans, determined as of the end of such Plan's most recently ended plan year on the basis of the actuarial assumptions specified for funding purposes in such Plan's most recent actuarial valuation report, did not exceed the aggregate current value of the assets of such Plan allocable to such benefit liabilities unless such excess could not reasonably be expected to result in a Material Adverse Effect. The term "benefit liabilities" has the meaning specified in Section 4001 of ERISA and the terms "current value" and "present value" have the meaning specified in Section 3 of ERISA.

              (iii) The Company and its ERISA Affiliates have not incurred withdrawal liabilities (and are not subject to contingent withdrawal liabilities) under Section 4201 or 4204 of ERISA in respect of Multiemployer Plans that individually or in the aggregate could reasonably be expected to result in a Material Adverse Effect.

              (iv) The expected postretirement benefit obligation (determined as of the last day of the Company's most recently ended fiscal year in accordance with Financial Accounting Standards Board Statement No. 106, without regard to liabilities attributable to continuation coverage mandated by Section 4980B of the Code) of the Company and its Subsidiaries has not resulted and could not reasonably be expected to result in a Material Adverse Effect.

              (v) The execution and delivery of this Agreement and the issuance and sale of the Notes hereunder will not involve any transaction that is subject to the prohibitions of Section 406 of ERISA or in connection with which a tax could be imposed pursuant to Section 4975(c)(1)(A)-(D) of the Code. The representation by the Company in the first sentence of this Section 3.1(h)(v) is made in reliance upon and subject to the accuracy of your representation in Section 3.2 as to the sources of the funds used to pay the purchase price of the Notes to be purchased by you.

     (i) Title to Properties. Except as set forth on Annex II, the Company and its Subsidiaries have (i) good and marketable title in fee simple or its equivalent under applicable law to all the real property reflected as owned by them on the most recent audited balance sheet described in the foregoing paragraph (d) of this Section 3.1 or subsequently acquired by them and (ii) good title to all of the personal property reflected in such balance sheet or subsequently acquired by the Company or its Subsidiaries (except as sold or otherwise disposed of in the ordinary course of business), in each case free from all Liens or defects in title except those permitted by Section 7.5.

     (j) Leases. The Company and its Subsidiaries enjoy peaceful and undisturbed possession under all leases under which they are a lessee or are operating, except for leases the termination of which, individually or in the aggregate, could not reasonably be expected to have a Material Adverse Effect.

     (k) Franchises, Patents, Trademarks and Other Rights. The Company and its Subsidiaries have all franchises, permits, licenses and other authority necessary to carry on their businesses as now being conducted and are not in default thereunder, except for such franchises, permits, licenses or other authority and defaults which, individually or in the aggregate, do not and could not reasonably be expected to have a Material Adverse Effect. The Company and its Subsidiaries own or possess all patents, trademarks, service marks, trade names, copyrights, licenses and rights with respect to the foregoing necessary for the present conduct of their respective businesses, without any known conflict with the rights of others which could reasonably be expected to have, individually or in the aggregate, a Material Adverse Effect.

     (l) Authorization; No Conflict. This Agreement and the Notes have been duly authorized on the part of the Company and the Agreement does, and the Notes when issued will, constitute the legal, valid and binding obligations of the Company, enforceable in accordance with their terms, except to the extent that enforcement of the Notes may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or similar laws of general application relating to or affecting the enforcement of the rights of creditors or by equitable principles, regardless of whether enforcement is sought in equity or at law. The Subsidiary Guaranty has been duly authorized on the part of each of the Guarantors and when executed and delivered will constitute a legal, valid and binding obligation of each of the Guarantors, enforceable in accordance with its terms, except to the extent that enforcement thereof may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or similar laws of general application relating to or affecting the enforcement of the rights of creditors or by equitable principles, regardless of whether enforcement is sought in equity or at law. The sale of the Notes and compliance by the Company and the Guarantors with all of the provisions of this Agreement, the Notes and the Subsidiary Guaranty, as the case may be, (i) are within their respective corporate powers,
(ii) have been duly authorized by proper corporate action, (iii) are legal and will not violate any provisions of any law or regulation or order of any court, governmental authority or agency and (iv) will not result in any breach of any of the provisions of, or constitute a default under, or result in the creation of any Lien on any property of the Company or any Subsidiary under the provisions of, any charter document, by-law, loan agreement or other agreement or instrument to which the Company or any Subsidiary is a party or by which any of them or their property may be bound.

     (m) No Defaults. No event has occurred and no condition exists which, upon the issuance of the Notes, would constitute a Default or an Event of Default. Neither the Company nor any Subsidiary is in default under any charter document, by-law, loan agreement or other agreement or instrument to which it is a party or by which it or its property may be bound, except for defaults, individually or in the aggregate, which do not, and could not reasonably be expected to, have a Material Adverse Effect.

     (n) Governmental Consent. Neither the nature of the Company or any of its Subsidiaries, their respective businesses or properties, nor any relationship between the Company or any of its Subsidiaries and any other Person, nor any circumstances in connection with the offer, issuance, sale or delivery of the Notes is such as to require a consent, approval or authorization of, or withholding of objection on the part of, or filing, registration or qualification with, any governmental authority on the part of the Company or any Subsidiary in connection with the execution, delivery and performance of this Agreement or the Subsidiary Guaranty or the offer, issuance, sale or delivery of the Notes.

     (o) Taxes. All tax returns required to be filed by the Company or any Subsidiary in any jurisdiction have been filed, and all taxes, assessments, fees and other governmental charges upon the Company or any Subsidiary, or upon any of their respective properties, income or franchises, which are due and payable, have been paid timely or within appropriate extension periods or contested in good faith by appropriate proceedings and the collection thereof has been stayed by the applicable governmental authority during the period of the contest and as to which adequate reserves are maintained in accordance with generally accepted accounting principles. The Company does not know of any proposed additional tax assessment against it or any Subsidiary for which adequate provision has not been made on its books. The respective Federal income tax liability of the Company and its Subsidiaries have been finally determined by the Internal Revenue Service and satisfied for all taxable years up to and including the taxable year ended December 31, 1991 and no material controversy in respect of additional taxes due since such date is pending or, to the Company's knowledge, has been threatened. The provisions for taxes on the books of the Company and each Subsidiary are adequate for all open years and for the current fiscal period.

     (p) Status under Certain Statutes. Neither the Company nor any Subsidiary is: (i) a "public utility company" or a "holding company," or an "affiliate" or a "subsidiary company" of a "holding company," or an "affiliate" of such a "subsidiary company," as such terms are defined in the Public Utility Holding Company Act of 1935, as amended, or (ii) a "public utility" as defined in the Federal Power Act, as amended, or (iii) an "investment company" or an "affiliated person" thereof or an "affiliated person" of any such "affiliated person," as such terms are defined in the Investment Company Act of 1940, as amended.

     (q) Private Offering. Neither the Company nor George K. Baum & Company (the only Person authorized or employed by the Company as agent, broker, dealer or otherwise in connection with the offering of the Notes or any similar security of the Company) has offered any of the Notes or any similar security of the Company for sale to, or solicited offers to buy any thereof from, or otherwise approached or negotiated with respect thereto with, any prospective purchaser, other than not more than 25 institutional investors, including the Purchaser, each of whom was offered all or a portion of the Notes at private sale for investment purposes only. Neither the Company nor anyone acting on its authorization will offer the Notes or any part thereof or any similar securities for issuance or sale to, or solicit any offer to acquire any of the same from, anyone so as to bring the issuance and sale of the Notes within the provisions of Section 5 of the Securities Act.

     (r) Effect of Other Instruments. Neither the Company nor any Subsidiary is bound by any agreement or instrument or subject to any charter or other corporate restriction which, individually or in the aggregate, (i) in any way materially restricts any Subsidiary's ability to pay dividends or make advances to the Company or (ii) has or could reasonably be expected to have a Material Adverse Effect.

     (s) Use of Proceeds. The Company will apply the net proceeds from the sale of the Notes to repay Indebtedness to banks and for working capital purposes. None of the transactions contemplated in this Agreement (including, without limitation thereof, the use of the proceeds from the sale of the Notes) will violate or result in a violation of Section 7 of the Exchange Act, or any regulations issued pursuant thereto, including, without limitation, Regulations G, T, U and X of the Board of Governors of the Federal Reserve System (12 C.F.R., Chapter II). Neither the Company nor any Subsidiary owns or presently intends to carry or purchase any "margin stock" within the meaning of Regulation G, and none of the proceeds from the sale of the Notes will be used to purchase or carry or refinance any borrowing the proceeds of which were used to purchase or carry any "margin stock" or "margin security" in violation of Regulations G, T, U or X.

     (t) Condition of Property. All of the facilities of the Company and its Subsidiaries are in sound operating condition and repair except for facilities being repaired in the ordinary course of business or facilities held for sale which, individually or in the aggregate, are not material to the Company and its Subsidiaries, on a consolidated basis.

     (u) Books and Records. The Company and each of its Subsidiaries (i) maintain books, records and accounts in reasonable detail which accurately and fairly reflect their respective transactions and business affairs, and (ii) maintain a system of internal accounting controls sufficient to provide reasonable assurances that transactions are executed in accordance with management's general or specific authorization and to permit preparation of financial statements in accordance with generally accepted accounting principles.

     (v) Environmental Compliance. The operations of the Company and each Subsidiary (including, without limitation, all operations and conditions at or in the Facilities) comply in all material respects with all Environmental Laws; the Company and each Subsidiary have obtained all permits under Environmental Laws necessary to their respective operations, and all such permits are in good standing, and the Company and each Subsidiary are in compliance with all terms and conditions of such permits, except those with which the failure to comply could not reasonably be expected to have a Material Adverse Effect; and neither the Company nor any of its Subsidiaries has any known liability (contingent or otherwise) in connection with any Release of any Hazardous Materials by the Company or any of its Subsidiaries or the existence of any Hazardous Material on, under or about any Facility that could give rise to an Environmental Claim that, individually or in the aggregate, could reasonably be expected to have a Material Adverse Effect.

     (w) Full Disclosure. Neither the Private Placement Memorandum dated February 1998 (including the enclosures) prepared by George K. Baum & Company (the "Memorandum"), the financial statements referred to in paragraph (d) of this Section 3.1, nor this Agreement, nor any other written statement or document furnished by the Company to you in connection with the negotiation of the sale of the Notes, taken together, contain any untrue statement of a material fact or omit a material fact necessary to make the statements contained therein or herein not misleading in light of the circumstances under which they were made. There is no fact (exclusive of general economic, political or social conditions or trends) particular to the Company and known by the Company which the Company has not disclosed to you in writing and which has or could reasonably be expected to have, individually or in the aggregate, a Material Adverse Effect.

     (x) Solvency of Company and Guarantors. After giving effect to the transactions contemplated herein, (i) the present fair salable value of the assets of each of the Guarantors and of the Company is in excess of the amount that will be required by each to pay its respective probable liability on its existing debts as said debts become absolute and matured, (ii) the Company has received reasonably equivalent value in exchange for executing and delivering the Notes and each of the Guarantors has received reasonably equivalent value in exchange for executing and delivering the

Subsidiary Guaranty, (iii) the property remaining in the hands of each is not unreasonably small capital, and (iv) each is able to pay its debts as they mature.

     (y) The current insurance carriers of the Company and its Restricted Subsidiaries and the current ratings assigned to such carriers by A.M. Best Company, Inc. are shown on Annex VI.

     3.2. Representations of the Purchaser. (a) You represent, and in entering into this Agreement the Company understands, that you are acquiring Notes for your own account and not with a view to any distribution thereof; provided that the disposition of your property shall at all times be and remain within your control, subject, however, to compliance with Federal securities laws. You acknowledge that the Notes have not been registered under the Securities Act and you understand that the Notes must be held indefinitely unless they are subsequently registered under the Securities Act or an exemption from such registration is available. You have been advised that the Company does not contemplate registering, and is not legally required to register, the Notes under the Securities Act.

         (b) You further represent that at least one of the following statements is an accurate representation as to each source of funds (a "Source") to be used by you to pay the purchase price of the Notes to be purchased by you hereunder:

              (i) if you are an insurance company and the Source is a separate account, the Source does not include assets allocated to any separate account maintained by you in which any employee benefit plan (or its related trust) has any interest, other than a separate account that is maintained solely in connection with your fixed contractual obligations under which the amounts payable, or credited, to such plan and to any participant or beneficiary of such plan (including any annuitant) are not affected in any manner by the investment performance of the separate account; or

              (ii) the Source is either (i) an insurance company pooled separate account, within the meaning of Prohibited Transaction Exemption ("PTE") 90-1 (issued January 29, 1990), or (ii) a bank collective investment fund, within the meaning of the PTE 91-38 (issued July 12, 1991) and, except as you have disclosed to the Company in writing pursuant to this paragraph (b), no employee benefit plan or group of plans maintained by the same employer or employee organization beneficially owns more than 10% of all assets allocated to such pooled separate account or collective investment fund; or

              (iii) the Source constitutes assets of an "investment fund" (within the meaning of Part V of the QPAM Exemption) managed by a "qualified professional asset manager" or "QPAM" (within the meaning of Part V of the QPAM Exemption), no employee benefit plan's assets that are included in such investment fund, when combined with the assets of all other employee benefit plans established or maintained by the same employer or by an affiliate (within the meaning of Section V(c)(1) of the QPAM Exemption) of such employer or by the same employee organization and managed by such QPAM, exceed 20% of the total client assets managed by such QPAM, the conditions of Part I(c) and (g) of the QPAM Exemption are satisfied, neither the QPAM nor a person controlling or controlled by the QPAM (applying the definition of "control" in Section V(e) of the QPAM Exemption) owns a 5% or more interest in the Company and (i) the identity of such QPAM and (ii) the names of all employee benefit plans whose assets are included in such investment fund have been disclosed to the Company in writing pursuant to this paragraph (iii); or

              (iv) the Source is a governmental plan; or

              (v) the Source is one or more employee benefit plans, or a separate account or trust fund comprised of one or more employee benefit plans, each of which has been identified to the Company in writing pursuant to this paragraph (v); or

     (vi) the Source does not include assets of any employee benefit plan, other than a plan exempt from the coverage of ERISA; or

              (vii) the Source is an "insurance company general account" as such term is defined in the Department of Labor Prohibited Transaction Class Exemption 95-60 (issued July 12, 1995) ("PTE 95-60") and as of the date of this Agreement there is no "employee benefit plan" with respect to which the aggregate amount of such general account's reserves and liabilities for the contracts held by or on behalf of such employee benefit plan and all other employee benefit plans maintained by the same employer (and affiliates thereof as defined in Section V(a)(1) of PTE 95-60) or by the same employee organization (in each case determined in accordance with the provisions of PTE 95-60) exceeds 10% of the total reserves and liabilities of such general account (as determined under PTE 95-60) (exclusive of separate account liabilities) plus surplus as set forth in the National Association of Insurance Commissioners Annual Statement filed with the state of domicile of such Purchaser.

As used in this Section 3.2, the terms "employee benefit plan", "governmental plan", "party in interest" and "separate account" shall have the respective meanings assigned to such terms in Section 3 of ERISA.


Section 4.      CLOSING CONDITIONS

         Your obligation to purchase the Notes on the Closing Date shall be subject to the performance by the Company of its agreements hereunder, which are to be performed at or prior to the time of delivery of the Notes, and to the following conditions to be satisfied on or before the Closing Date:

     4.1. Representations and Warranties. The representations and warranties of the Company and the Guarantors contained in this Agreement and the Subsidiary Guaranty or otherwise made in writing in connection herewith or therewith shall be true and correct on or as of the Closing Date and the Company shall have delivered to you a certificate to such effect, dated the Closing Date and executed by an executive officer who is involved in financial matters on a regular basis.

     4.2. Legal Opinions. You shall have received from Gardner, Carton & Douglas, who is acting as your special counsel in this transaction, and from Lathrop & Gage, L.C., counsel for the Company and the Guarantors, and Richard O. Ballentine, Esq., Vice President, General Counsel and Secretary of the Company and an officer of each of the Guarantors, their respective opinions, dated such Closing Date, in form and substance satisfactory to you and covering substantially the matters set forth or provided in the attached Exhibits B and C.

     4.3. Event of Default. No Default or an Event of Default shall have occurred and be continuing on the Closing Date, and the Company shall have delivered to you a certificate to such effect, dated the Closing Date and executed by an executive officer who is involved in financial matters on a regular basis.

     4.4. Payment of Fees and Expenses. The Company shall have paid all reasonable fees, expenses, costs and charges, including the fees and expenses of Gardner, Carton & Douglas, your special counsel, incurred by you and incident to the proceedings in connection with, and transactions contemplated by, this Agreement and the Notes.

     4.5. Subsidiary Guaranty. The Guarantors shall have executed and delivered the Subsidiary Guaranty.

     4.6. Credit Agreement. The Company shall have delivered a copy of the Credit Agreement, as in existence on the Closing Date, to you.

     4.7. Legality of Investment. Your acquisition of the Notes shall constitute a legal investment as of the Closing Date under the laws and regulations of each jurisdiction to which you may be subject (without resort to any "basket" or "leeway" provision which permits the making of an investment without restrictions as to the character of the particular investment being made), and such acquisition shall not subject you to any penalty or other onerous condition in or pursuant to any such law or regulation; and you shall have received such certificates or other evidence as you may reasonably request to establish compliance with this condition.

     4.8. Private Placement Number. A private placement number with respect to the Notes shall have been issued by Standard & Poor's CUSIP Service Bureau (in cooperation with the Securities Valuation Office of the National Association of Insurance Commissioners).

     4.9. Bank Waiver. Those lenders who are parties to (i) a Credit Agreement, dated June 23, 1997, for a credit facility to the Company in the maximum principal amount of $20,000,000, and (ii) a Credit Agreement, dated June 23, 1997, for a credit facility to the Company in the maximum principal amount of $30,000,000, shall have executed and delivered to the Company a waiver of any provisions contained in such Credit Agreements that prohibit the Company or the Subsidiary Guarantors from entering into and performing the transactions contemplated by this Agreement, and you shall have been provided a copy of such waiver.

     4.10. Proceedings and Documents. All proceedings taken in connection with the transactions contemplated by this Agreement, and all documents necessary to the consummation of such transactions shall be satisfactory in form and substance to you and your special counsel, and you and your special counsel shall have received copies (executed or certified as may be appropriate) of all legal documents or proceedings which you and they may reasonably request.

Section 5.      INTERPRETATION OF AGREEMENT

     5.1. Certain Terms Defined. The terms hereinafter set forth when used in this Agreement shall have the following meanings:

         Adjusted Consolidated Net Worth - The consolidated stockholders' equity of the Company and its Restricted Subsidiaries, determined in accordance with generally accepted accounting principles, less, as of any date of determination, the amount, if any, by which the aggregate outstanding amount of Restricted Investments made after the Closing Date exceeds 10% of consolidated stockholders' equity of the Company and its Restricted Subsidiaries.

         Affiliate - Any Person (other than a Restricted Subsidiary) (i) who is a director or executive officer of the Company or any Restricted Subsidiary,
(ii) which directly or indirectly through one or more intermediaries controls, or is controlled by, or is under common control with, the Company, (iii) which beneficially owns or holds securities representing 5% or more of the combined voting power of the Voting Stock of the Company or any Subsidiary or (iv) of which securities representing 5% or more of the combined voting power of the Voting Stock (or in the case of a Person which is not a corporation, 5% or more of the equity) are beneficially owned or held by the Company or a Subsidiary. The term "control" means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a Person, whether through the ownership of voting securities, by contract or otherwise.

         Agreement - As defined in Section 1.1.

         Bankruptcy Laws - As defined in Section 8.1(h)(ii).

         Business Day - Any day, other than Saturday, Sunday or a legal holiday or any other day on which banking institutions in Chicago or New York generally are authorized by law to close.

         Capitalized Lease - Any lease the obligation for Rentals with respect to which, in accordance with generally accepted accounting principles, would be required to be capitalized on a balance sheet of the lessee or for which the amount of the asset and liability thereunder, as if so capitalized, would be required to be disclosed in a note to such balance sheet.

         Change of Control Event - the (i) acquisition through purchase or otherwise, without the written consent of the Company, by any Person, or group of Persons acting in concert, directly or indirectly, in one or more transactions, of beneficial ownership or control of securities representing more than 50% of the combined voting power of the Company's Voting Stock (including the agreement to act in concert by Persons who beneficially own or control securities representing more than 50% of the combined voting power of the Company's Voting Stock); or (ii) acquisition through purchase or otherwise, with the written consent of the Company, by any Person, or group of Persons acting in concert, directly or indirectly, in one or more transactions, of beneficial ownership or control of securities representing more than 50% of the combined voting power of the Company's Voting Stock (including the agreement to act in concert by Persons who beneficially own or control securities representing more than 50% of the combined voting power of the Company's Voting Stock) and where less than one-third of the Directors of the Company serving immediately prior to such acquisition, continue to serve as Directors of the Company (or any successor thereof) after the consummation of such acquisition.

         Closing Date - As defined in Section 1.2.

         Code - The Internal Revenue Code of 1986, as amended.

         Consolidated Net Income - For any period, the net income (or deficit) of the Company and its Restricted Subsidiaries for such period, determined on a consolidated basis in accordance with generally accepted accounting principles and after eliminating income or losses attributable to outstanding minority interests, but excluding in any event (i) net income and losses of any Restricted Subsidiary accrued prior to the date it became a Restricted Subsidiary; (ii) net income and losses of any Person (other than a Restricted Subsidiary), substantially all the assets of which have been acquired in any manner, realized by such Person prior to the date of such acquisition; (iii) net income and losses of any Person (other than a Restricted Subsidiary) with which the Company or a Restricted Subsidiary shall have consolidated or which shall have merged into or with the Company or a Restricted Subsidiary prior to the date of such consolidation or merger; (iv) net income of any Person (other than a Restricted Subsidiary) in which the Company or any Restricted Subsidiary has an ownership interest except to the extent actually received in the form of cash distributions to the Company or such Restricted Subsidiary; (v) any portion of the net income of any Restricted Subsidiary which for any reason is legally or contractually unavailable for payment of cash dividends to the Company or any other Restricted Subsidiary; (vi) gains or losses resulting from any reappraisal, revaluation, write-up or write-off of assets; (vii) any gains or losses, or other earnings, properly classified as extraordinary in accordance with generally accepted accounting principles; and (viii) any gains or losses on the sale or other disposition of fixed or capital assets other than in the ordinary course of business, and any taxes on such excluded gains and any tax deductions or credits on account of any such excluded losses.

         Consolidated Total Assets - The consolidated assets of the Company and its Restricted Subsidiaries determined in accordance with generally accepted accounting principles.

         Consolidated Total Capitalization - The sum of Adjusted Consolidated Net Worth and Funded

Debt.

         Credit Agreement - That certain Credit Agreement among the Company, certain Lenders (as identified therein) and Nationsbank of Texas, N.A., as Administrative Lender, dated as of June 28, 1994, as such agreement may be amended, modified, supplemented or restated from time to time.

         Default - Any event which, with the lapse of time or the giving of notice, or both, would become an Event of Default.

         Determination Date - The Business Day immediately preceding the date fixed for a prepayment pursuant to Section 2.2(a) or Section 7.7 or the date of declaration pursuant to Section 8.2.

         Disposition - As defined in Section 7.7(a).

     Effective Date of the Change of Control - The date on which a Change of Control Event occurs.

         Environmental Claim - Any notice of violation, claim, demand, abatement order or other order by any governmental authority or any Person for any damage, including, without limitation, personal injury (including sickness, disease or death), tangible or intangible property damage, contribution, indemnity, indirect or consequential damages, damage to the environment, nuisance, pollution, contamination or other adverse effects on the environment, or for fines, penalties or restrictions, resulting from or based upon (i) the existence of a Release (whether sudden or non-sudden or accidental or non-accidental) of, or exposure to, any Hazardous Material in, into or onto the environment at, in, by, from or related to any Facility, (ii) the use, handling, transportation, storage, treatment or disposal of Hazardous Materials in connection with the operation of any Facility, or (iii) the violation, or alleged violation, of any statutes, ordinances, orders, rules, regulations, permits, licenses or authorizations of or from any governmental authority, agency or court relating to environmental matters connected with the Facilities.

         Environmental Laws - All laws relating to environmental matters, including, without limitation, those relating to (i) fines, orders, injunctions, penalties, damages, contribution, cost recovery compensation, losses or injuries resulting from the Release or threatened Release of Hazardous Materials and to the generation, use, storage, transportation, or disposal of Hazardous Materials, in any manner applicable to the Company or any of its
Subsidiaries or any or their respective  properties,   including,   without
limitation,   the  Comprehensive Environmental Response,  Compensation, and
Liability Act (42 U.S.C. Section 9601 et seq.), the Hazardous Material Transportation Act (49 U.S.C. ss. 1801 et seq.), the Resource Conservation and Recovery Act (42 U.S.C. ss. 6901 et seq.), the Federal Water Pollution Control Act (33 U.S.C. ss. 1251 et seq.), the Clean Air Act (42 U.S.C. ss.
7401 et seq.), the Toxic Substances Control Act (15 U.S.C. ss. 2601 et seq.), the Occupational Safety and Health Act (29 U.S.C. ss. 651 et seq.), and the Emergency Planning and

Community Right-to-Know Act (42 U.S.C. ss. 11001 et seq.), and (ii) environmental protection, including, without limitation, the National Environmental Policy Act (42 U.S.C. ss. 4321 et seq.), and comparable state laws, each as amended or supplemented, and any similar or analogous local, state and federal statutes and regulations promulgated pursuant thereto, each as in effect as of the date of determination.

         ERISA - The Employee Retirement Income Security Act of 1974, as amended from time to time, and the rules and regulations promulgated thereunder from time to time in effect.

         ERISA Affiliate - Any trade or business (whether or not incorporated) that is treated as a single employer together with the Company under Section 414 of the Code.

         Event of Default - As defined in Section 8.1.

         Exchange Act - The Securities Exchange Act of 1934, as amended, and as it may be further amended from time to time.

         Foreign Subsidiaries - The Subsidiaries which are organized, established or maintained outside of the United States of America.

         Facilities - Any real property (including, without limitation, all buildings, fixtures or other improvements located thereon) now, or heretofore or hereafter, owned, leased, operated or used (under permit or otherwise) by the Company or any of its Subsidiaries or any of their respective predecessors.

         Funded Debt - Of any Person, (i) all Indebtedness (other than Capitalized Lease Obligations and Guaranties) having a final maturity of one year or more from the date of origin thereof (or which is renewable or extendible at the option of the obligor for a period or periods more than one year from the date of origin), including current maturities, whether or not included as current liabilities on the balance sheet of such Person prepared in accordance with generally accepted accounting principles, (ii) all Capitalized Lease Obligations of such Person, and (iii) all Guaranties of Indebtedness of others (except Guaranties by the Company or any Restricted Subsidiary of Funded Debt of a Restricted Subsidiary and Guaranties by a Restricted Subsidiary of Funded Debt of the Company or another Restricted Subsidiary) having a final maturity of one year or more from the date of origin thereof (or which is renewable or extendible at the option of the obligor for a period or periods more than one year from the date of origin).

         Guaranties - All obligations (other than endorsements in the ordinary course of business of negotiable instruments for deposit or collection) of a Person guaranteeing or, in effect, guaranteeing any Indebtedness, dividend or other obligation of any other Person in any manner, whether directly or indirectly, including, without limitation, all obligations incurred through an agreement, contingent or otherwise, by such Person: (i) to purchase such Indebtedness or obligation or any property or assets constituting security therefor, (ii) to advance or supply funds (x) for the purchase or payment of such Indebtedness or obligation, (y) to maintain working capital or other balance sheet condition or (z) otherwise to advance or make available funds for the purchase or payment of such Indebtedness or obligation, (iii) to lease property or to purchase securities or other property or services primarily for the purpose of assuring the owner of such Indebtedness or obligation against loss in respect thereof, or (iv) otherwise to assure the owner of the Indebtedness or obligation against loss in respect thereof. For the purposes of all computations made under this Agreement, Guaranties in respect of any Indebtedness for borrowed money shall be deemed to be Indebtedness equal to the principal amount of such Indebtedness for borrowed money which has been guaranteed, and Guaranties in respect of any other obligation or liability or any dividend shall be deemed to be Indebtedness equal to the maximum aggregate amount of such obligation, liability or dividend.

         Guarantors - BMC Real Estate, Inc., BUCON, Inc., Butler Real Estate, Inc., Butler Holdings, Inc., Innovative Building Technology, Inc., Lester's of Minnesota, Inc. and Modu-Line Windows, Inc., each of which is a Subsidiary listed on Annex I.

         Hazardous Materials - (i) Any chemical, material or substance defined as or included in the definition of "hazardous substances," "hazardous wastes," "hazardous materials," "extremely hazardous waste," "restricted hazardous waste," or "toxic substances" or words of similar import under any applicable Environmental Laws; (ii) any oil, petroleum or petroleum derived substance, any drilling fluids, produced waters and other wastes associated with the exploration, development or production of crude oil, any flammable substances or explosives, any radioactive materials, any hazardous wastes or substances, any toxic wastes or substances or any other materials or pollutants that (a) pose a hazard to any property of the Company or any of its Subsidiaries or to Persons on or about such property or (b) cause such property to be in violation of any Environmental Laws; (iii) friable asbestos, urea formaldehyde foam insulation, electrical equipment which contains any oil or dielectric fluid containing levels of polychlorinated biphenyls in excess of fifty parts per million; and
(iv) any other chemical, material or substance, exposure to which is prohibited, limited or regulated by any governmental authority.

         Indebtedness - For any Person, without duplication, all (i) obligations for borrowed money or to pay the deferred purchase price of property or assets (except trade account payables paid in the ordinary course), (ii) obligations secured by any Lien upon property or assets owned by such Person, even though such Person has not assumed or become liable for the payment of such obligations, (iii) obligations created or arising under any conditional sale or other title retention agreement with respect to property acquired, notwithstanding the fact that the rights and remedies of the seller, lender or lessor under such agreement in the event of default are limited to repossession or sale of property, (iv) Capitalized Lease Obligations, and (v) Guaranties of obligations of others of the character referred to in this definition.

         Institutional Holder - Any bank, trust company, insurance company, pension fund, mutual fund or other similar financial institution, including, without limiting the foregoing, any "qualified institutional buyer" within the meaning of Rule 144A under the Securities Act, which is or becomes a holder of any Note.

         Investments - All investments made in cash or by delivery of property, directly or indirectly, in any Person, whether by acquisition of shares of capital stock, indebtedness or other obligations or securities or by loan, advance, capital contribution or otherwise; provided, however, that "Investments" shall not mean or include investments in property to be used, held for use or consumed in the ordinary course of business.

         Lien - Any mortgage, pledge, security interest, encumbrance, lien, hypothecation, attachment or charge of any kind, including any agreement to grant any of the foregoing, any conditional sale or other title retention agreement, any lease in the nature thereof, any Capitalized Lease, and the filing of or agreement to file any financing statement under the Uniform Commercial Code of any jurisdiction in connection with any of the foregoing, but excluding precautionary filings in connection with leases which are not Capitalized Leases.

         Make-Whole Amount - As of any Determination Date, if the Reinvestment Yield on such Determination Date is lower than the interest rate payable on or in respect of the Notes, the excess of (a) the present value of the principal and interest payments to be foregone by any prepayment (exclusive of accrued interest on such Notes through the date of prepayment) on such Notes to be prepaid (taking into account the manner of application of such prepayment required by Section 2.2(b)), determined by discounting (semi-annually on the basis of a 360-day year composed of twelve 30-day months), such payments at a rate that is equal to the Reinvestment Yield over (b) the aggregate principal amount of such Notes then to be paid or prepaid. To the extent that the Reinvestment Yield on any Determination Date is equal to or higher than the interest rate payable on or in respect of such Notes, the Make-Whole Amount is zero.

         Material Adverse Effect - (i) A material adverse effect on the business, properties, assets, results of operations, prospects or condition, financial or otherwise, of the Company and its Restricted Subsidiaries, taken as a whole, (ii) the material impairment of the ability of the Company to perform its obligations under this Agreement or the Notes, (iii) the material impairment of the ability of any Guarantor or group of Guarantors, which individually or collectively are material to the Company and its Restricted Subsidiaries as a whole, to perform its or their obligations under the Subsidiary Guaranty, or
(iv) the impairment of the ability of the holders of the Notes to enforce any of such obligations.

         Memorandum - As defined in Section 3.1(w).

         Notes - As defined in Section 1.1.

         PBGC - The Pension Benefit Guaranty Corporation or any successor thereto.

         Person - Any individual, corporation, partnership, joint venture, association, joint-stock company, trust, unincorporated organization or government or any agency or political subdivision thereof.

         Plan - An "employee benefit plan" (as defined in Section 3(3) of ERISA) that is or, within the preceding five years, has been established or maintained, or to which contributions are or, within the preceding five years, have been made or required to be made, by the Company or any ERISA Affiliate or with respect to which the Company or any ERISA Affiliate may have any liability.

         Purchaser - As defined in Section 1.1.

         Reinvestment Yield - The sum of (i) 0.50% plus (ii) the yield as compiled by and published on the display designated as PX-7 Bloomberg Financial Services Markets Screen (or other on-the-run service acceptable to the holders of not less than a majority in principal amount of the outstanding Notes) at 12:00 P.M. (New York time) on the Determination Date for U.S. Treasury Securities having a maturity equal to the Weighted Average Life to Maturity of the Notes then being prepaid or paid as of the date of prepayment or payment, rounded to the nearest month, or if such yields shall not be reported as of such time or the yields reported as of such time are not ascertainable in accordance with the preceding clause, then the arithmetic mean of the yields published in the statistical release designated H.15(519) of the Board of Governors of the Federal Reserve System under the caption "U.S. Government Securities--Treasury Constant Maturities" (the "statistical release") for the maturity corresponding to the remaining Weighted Average Life to Maturity of the Notes then being prepaid or paid as of the date of such prepayment or payment rounded to the nearest month. For purposes of calculating the Reinvestment Yield, the most recent weekly statistical release published prior to the applicable Determination Date shall be used. If no maturity exactly corresponding to such rounded Weighted Average Life to Maturity shall appear in the statistical release, or in any or other acceptable service, yields for the two most closely corresponding published maturities (one of which occurs prior and the other subsequent to the Weighted Average Life to Maturity) shall be calculated pursuant to this provision and the Reinvestment Yield shall be interpolated from such yields on a straight-line basis (rounding in each of such relevant periods, to the nearest month).

         Release - Any release, spill, emission, leaking, pumping, pouring, injection, escaping, deposit, disposal, discharge, dispersal, leaching or migration into the indoor or outdoor environment (including, without limitation, the abandonment or disposal of any barrels, containers or other closed receptacles containing any Hazardous Materials), or into or out of any Facility, including the movement of any Hazardous Material through the air, soil, surface water, groundwater or property.

         Rentals - As of the date of any determination thereof, all fixed payments (including all payments which the lessee is obligated to make to the lessor on termination of the lease or surrender of the property) payable by the Company or a Restricted Subsidiary, as lessee or sublessee under a lease of real or personal property, but exclusive of any amounts required to be paid by the Company or a Restricted Subsidiary (whether or not designated as rents or additional rents) on account of maintenance, repairs, insurance, taxes, assessments, amortization and similar charges. Fixed rents under any so-called "percentage leases" shall be computed on the basis of the minimum rents, if any, required to be paid by the lessee, regardless of sales volume or gross revenues.

         Restricted Investment - Any Investment by the Company or any Subsidiary other than the following:

     (i) Investments existing as of the date of this Agreement which are listed in the attached Annex III;

     (ii) Investments in Restricted Subsidiaries or in Persons which, simultaneously with such Investment, become Restricted Subsidiaries;

              (iii) Investments in certificates of deposit, time deposits and banker's acceptances with final maturities of one year or less issued by United States or Canadian commercial banks that are rated within the 2 highest rating classifications by Standard & Poor's Rating Group or Moody's Investors Service, Inc. or, in the case of a Canadian bank, by Thomson Bank Watch;

              (iv) Investments in commercial paper maturing within 270 days of the date of issuance and rated "A-2" or better by Standard & Poor's Rating Group or "P-2" or better by Moody's Investors Service, Inc.;

              (v) Investments in direct obligations of the United States of America or in obligations of an agency thereof carrying the full faith and credit of the United States of America or in direct obligations of the Canadian government, in each case maturing within 3 years from the date of issuance;

              (vi) Investments in money market investment programs that are properly classifiable as current assets in accordance with generally accepted accounting principles;

              (vii) Investments in municipal or Canadian provincial securities maturing within 3 years of the date of acquisition and rated AA- or better by Standard & Poor's Rating Group or Aa3 or better by Moody's Investors Service, Inc., or their short-term equivalent ratings, or, in the case of Canadian provincial securities, rated within the 2 highest classifications of the leading provincial rating agency; and

              (viii) Relocation, travel and similar advances to employees made in the ordinary course of business consistent with past practice.

         Restricted Subsidiary - Any Subsidiary so designated in Annex I and any other Subsidiary that is subsequently so designated by resolution of the Board of Directors of the Company, provided that such Subsidiary has not theretofore been designated a Restricted Subsidiary.

         Securities Act - The Securities Act of 1933, as amended, and as it may be further amended from time to time.

         Source - As defined in Section 3.2(b).

         Subsidiary - Any corporation of which shares of Voting Stock representing more than 50% of the combined voting power of each outstanding class of Voting Stock are owned or controlled, directly or indirectly, by the Company.

         Subsidiary Guaranty - The Subsidiary Guaranty, executed by the Guarantors, substantially in the form of Exhibit D, as such agreement may be amended, modified, supplemented or restated from time to time.

         Unrestricted Subsidiary - Any Subsidiary that is not designated a Restricted Subsidiary.

         Voting Stock - Capital stock of any class of a corporation having power to vote under ordinary circumstances for the election of members of the board of directors of such corporation, or persons performing similar functions, irrespective of whether or not at the time any class shall have special voting power or rights as the result of the occurrence of any contingency.

         Weighted Average Life to Maturity - As applied to any payment or prepayment of principal of the Notes, at any date, the number of years obtained by dividing (a) the principal amount of the Notes to be paid or prepaid into (b) the sum of the products obtained by multiplying (i) the amount of each then remaining required prepayment, including payment at final maturity, forgone by virtue of such payment or prepayment, by (ii) the number of years (calculated to the nearest 1/12th) which would have elapsed between such date and the making of such required prepayment or payment.

         Wholly-Owned - When applied to a Subsidiary, any Subsidiary 100% of the Voting Stock of which is owned by the Company and/or its Wholly-Owned Subsidiaries, other than directors' qualifying shares or, in the case of Subsidiaries organized under the laws of a jurisdiction other than the United States of America or any State thereof, nominal shares held by foreign nationals in accordance with local law.

         Terms that are defined in other Sections of this Agreement shall have the meanings specified therein.

     5.2. Accounting Principles. Where the character or amount of any asset or liability or item of income or expense is required to be determined or any consolidation or other accounting computation is required to be made for the purposes of this Agreement, the same shall be done in accordance with (and references elsewhere in this Agreement to generally accepted accounting principles shall mean) United States generally accepted accounting principles in effect from time to time, except where such principles are inconsistent with any accounting treatment or computation required by this Agreement.

     5.3. Valuation Principles. Except where indicated expressly to the contrary by the use of terms such as "fair value," "fair market value" or "market value," each asset, each liability and each capital item of any Person, and any quantity derivable by a computation involving any of such assets, liabilities or capital items, shall be taken at the net book value thereof for all purposes of this Agreement. "Net book value" with respect to any asset, liability or capital item of any Person shall mean the amount at which the same is recorded or, in accordance with generally accepted accounting principles, should have been recorded in the books of account of such Person, as reduced by any reserves which have been or, in accordance with generally accepted accounting principles, should have been set aside with respect thereto, but in every case (whether or not permitted in accordance with generally accepted accounting principles) without giving effect to any write-up, write-down or write-off (other than any write-down or write-off the entire amount of which was charged to Consolidated Net Income or to a reserve which was a charge to Consolidated Net Income) relating thereto which was made after the date of this Agreement.

     5.4. Direct or Indirect Actions. Where any provision in this Agreement refers to action to be taken by any Person, or which such Person is prohibited from taking, such provision shall be applicable whether the action in question is taken directly or indirectly by such Person.

Section 6.      AFFIRMATIVE COVENANTS

         The Company agrees that, for so long as any amount remains unpaid on any Note:

     6.1. Corporate Existence. The Company will, and will cause each Restricted Subsidiary to, maintain and preserve, its corporate existence and right to carry on its business and use, and the Company will, and will cause each Restricted Subsidiary to maintain, preserve, renew and extend all of its rights, powers, privileges, franchises, licenses and permits necessary to the proper conduct of its business; provided, however, that the foregoing shall not prevent any transaction permitted by Section 7.6 or Section 7.7.

     6.2. Insurance. The Company will, and will cause each Restricted Subsidiary to, maintain insurance coverage with financially sound and reputable insurers in such forms and amounts, with such deductibles and against such risks as are required by law or sound business practice and are customary for corporations engaged in the same or similar businesses and owning and operating similar properties as the Company and its Subsidiaries.

     6.3. Taxes, Claims for Labor and Materials. The Company will, and will cause each Restricted Subsidiary to, pay and discharge when due, all taxes, assessments and governmental charges or levies imposed upon it or its property or assets, or upon properties leased by it (but only to the extent required to do so by the applicable lease), trade accounts, and claims for work, labor or materials, other than taxes, assessments, charges, levies, accounts or claims which, individually or in the aggregate, are not material in amount or the non-payment of which, individually or in the aggregate, could not reasonably be expected to have a Material Adverse Effect, provided that neither the Company nor any Restricted Subsidiary shall be required to pay any such tax, assessment, charge, levy, account or claim, the payment of which is being contested in good faith and by proper proceedings that will stay the forfeiture or sale of any property and with respect to which adequate reserves are maintained in accordance with generally accepted accounting principles.

     6.4. Maintenance of Properties. The Company will, and will cause each Restricted Subsidiary to, maintain, preserve and keep its properties (whether owned in fee or a leasehold interest) in good repair and working order, ordinary wear and tear excepted, and from time to time will make all necessary repairs, replacements, renewals and additions.

     6.5. Maintenance of Records. The Company will, and will cause each Restricted Subsidiary to, keep at all times proper books of record and account in which full, true and correct entries will be made of all dealings or transactions of or in relation to the business and affairs of the Company or such Restricted Subsidiary, in accordance with generally accepted accounting principles consistently applied throughout the period involved (except for such changes as are disclosed in such financial statements or in the notes thereto), and the Company will, and will cause each Restricted Subsidiary to, provide reasonable protection against loss or damage to such books of record and account.

     6.6. Financial Information and Reports. The Company will furnish to you and to any other Institutional Holder (in duplicate if you or such other holder so request) the following:

     (a) As soon as available and in any event within 45 days after the end of each of the first three quarterly accounting periods of each fiscal year of the Company, a consolidated balance sheet of the Company and its Restricted Subsidiaries as of the end of such period and consolidated statements of operations of the Company and its Restricted Subsidiaries for the periods beginning on the first day of such fiscal year and the first day of such quarterly accounting period and a consolidated statement of cash flows beginning on the first day of such fiscal year and ending on the date of such balance sheet, setting forth in comparative form (x) the corresponding consolidated statements of operations for the corresponding periods of the preceding fiscal year, (y) the corresponding consolidated statements of cash flows for the corresponding year to date period of the preceding fiscal year and (z) a consolidated balance sheet as of the end of the preceding fiscal year, all in reasonable detail prepared in accordance with generally accepted accounting principles consistently applied throughout the period involved (except for changes disclosed in such financial statements or in the notes thereto) and certified by the chief financial officer or chief accounting officer of the Company (i) outlining the basis of presentation, and (ii) stating that the information presented in such statements presents fairly the financial position of the Company and its Restricted Subsidiaries and the results of operations for the period, subject to customary year-end audit adjustments;

     (b) As soon as available and in any event within 90 days after the last day of each fiscal year, a consolidated balance sheet of the Company and its Restricted Subsidiaries as of the end of such fiscal year and the related consolidated statements of operations, retained earnings and cash flows for such fiscal year, in each case setting forth in comparative form figures for the preceding fiscal year, all in reasonable detail, prepared in accordance with generally accepted accounting principles consistently applied throughout the period involved (except for changes disclosed in such financial statements or in the notes thereto) and accompanied by a report, unqualified as to scope of audit and unqualified as to going concern as to the consolidated balance sheet and the related consolidated statements of operations, retained earnings and cash flows, of KPMG Peat Marwick or any other firm of independent public accountants of recognized national standing selected by the Company to the effect that such financial statements have been prepared in conformity with generally accepted accounting principles and present fairly, in all material respects, the financial position of the Company and its Restricted Subsidiaries and that the examination of such financial statements by such accounting firm has been made in accordance with generally accepted auditing standards;

     (c) Together with the financial statements delivered pursuant to paragraphs
(a) and (b) of this Section 6.6, (i) a management's discussion and analysis of the financial condition and results of operations for the periods reported upon by such financial statements, which discussion and analysis shall satisfy the requirements of Item 303 of Securities and Exchange Commission Regulation S-K, and (ii) a certificate of the chief financial officer or chief accounting officer, (x) to the effect that such officer has re-examined the terms and provisions of this Agreement and that, to the best knowledge of such officer after due inquiry, at the date of such certificate, during the periods covered by such financial reports and as of the end of such periods, the Company is not, or was not, in default in the fulfillment of any of the terms, covenants, provisions and conditions of this Agreement and that no Default or Event of Default is occurring or has occurred as of the date of such certificate, during such periods and as of the end of such periods, or if the signer is aware of any Default or Event of Default, such officer shall disclose in such statement the nature thereof, its period of existence and what action, if any, the Company has taken or proposes to take with respect thereto, and (y) stating whether, to the best knowledge of such officer after due inquiry, the Company is in compliance with Sections 7.1 through 7.2 and setting forth, in sufficient detail, the information and computations required to establish whether or not the Company was in compliance with the requirements of Sections 7.1 through 7.8 during the periods covered by the financial reports then being furnished and as of the end of such periods;

     (d) Together with the financial reports delivered pursuant to paragraph (b) of this Section 6.6, an opinion of the independent certified public accountants stating (i) that in making the examination necessary for expressing an opinion on such financial statements, nothing came to their attention that caused them to believe that there is in existence or has occurred any Default or Event of Default hereunder (the occurrence of which is ascertainable by accountants in the course of normal audit procedures) or, if such accountants shall have obtained knowledge of any such Default or Event of Default, describing the nature thereof and the length of time it has existed;

     (e) Promptly after the Company obtains knowledge thereof, notice of any litigation or any governmental proceeding pending against the Company or any Subsidiary in which, individually or in the aggregate, liability could reasonably be expected to exceed $3,000,000 or which could reasonably be expected to otherwise have a Material Adverse Effect;

     (f) As soon as available and in any event within 15 days after the filing or mailing thereof, copies of each financial statement, notice, report and proxy statement which the Company shall furnish to its stockholders; copies of each registration statement and periodic report, including but not limited to Forms 8-K, 10-K and 10-Q, which the Company may file with the Securities and Exchange Commission, and any other similar or successor agency of the Federal government administering the Securities Act, the Exchange Act or the Trust Indenture Act of 1939, as amended; without duplication, copies of each report (other than reports relating solely to the issuance of, or transactions by others involving, its securities) relating to the Company or its securities which the Company may file with any securities exchange on which any of the Company's securities may be registered; copies of any orders in any material proceedings to which the Company or any of its Subsidiaries is a party, issued by any governmental agency, Federal or state, having jurisdiction over the Company or any of its Subsidiaries; and, except at such times as the Company is a reporting company under Section 13 or 15(d) of the Exchange Act or has complied with the requirements for the exemption from registration under the Exchange Act set forth in Rule 12g-3-2(b), such financial or other information as any holder of the Notes or prospective purchaser of the Notes may reasonably determine is required to permit such holder to comply with the requirements of Rule 144A under the Securities Act in connection with the resale by it of the Notes;

     (g) As soon as available, a copy of each other report submitted to the Company or any Restricted Subsidiary by independent accountants retained by the Company or any Restricted Subsidiary in connection with any interim or special audit made by them of the books of the Company or any Restricted Subsidiary;

     (h) Promptly following any change in the composition of the Company's Subsidiaries from that set forth in Annex I, as theretofore updated pursuant to this paragraph, an updated list setting forth the information specified in Annex I; and

     (i) Such additional information as you or such other Institutional Holder of the Notes may reasonably request concerning the Company and its Subsidiaries.

     6.7. Inspection of Properties and Records. The Company will, and will cause each Restricted Subsidiary to, permit any representative of you or any other Institutional Holder, from the date hereof and until payment in full of the Notes, to visit and inspect any of their properties, to examine their books of account (including, without limitation, the financial and reporting systems of the Company and its Restricted Subsidiaries), records, reports and other papers, to make copies and extracts therefrom and to discuss their affairs, finances and accounts with their officers and independent public accountants (and by this provision the Company and its Restricted Subsidiaries authorize such accountants to discuss with you or such Institutional Holder their affairs, finances and accounts), all at such reasonable times and with reasonable notice and as often as you or such Institutional Holder may reasonably request, and if at the time thereof a Default or Event of Default has occurred and is continuing, at the Company's expense.

     6.8.         ERISA.

     (a) All assumptions and methods used to determine the actuarial valuation of employee benefits, both vested and unvested, under each Plan subject to Title IV of ERISA and each such Plan, whether now existing or adopted after the date hereof, will comply in all material respects with ERISA.

     (b) The Company will not at any time permit any Plan established, maintained or contributed to by it or any Restricted Subsidiary in the United States or any ERISA Affiliate to:

     (i) engage in any "prohibited transaction" as such term is defined in
Section 4975 of the Code or in Section 406 of ERISA;

     (ii) incur any "accumulated funding deficiency" as such term is defined in
Section 302 of ERISA, whether or not waived; or

     (iii) be terminated under circumstances which are likely to result in the imposition of a lien on the property of the Company or any such Restricted Subsidiary pursuant to Section 4068 of ERISA,

if the event or condition described in clauses (i), (ii) or (iii) above is likely to subject the Company or any Restricted Subsidiary or ERISA Affiliate to liabilities which, individually or in the aggregate, could reasonably be expected to have a Material Adverse Effect.

     (c) Upon request, the Company will furnish you or any other Institutional Holder a copy of the annual report of each Plan (Form 5500) required to be filed with the Internal Revenue Service no later than 45 days after the date such report has been filed with the Internal Revenue Service.

     (d) Promptly upon obtaining knowledge of the occurrence thereof, the Company will give you and each other Institutional Holder notice of any of the following events if the event could reasonably be expected to result in a Material Adverse Effect: (i) a reportable event with respect to any Plan; (ii) the institution of any steps by the Company, any Restricted Subsidiary, any ERISA Affiliate or the PBGC to terminate any Plan; (iii) the institution of any steps by the Company, any Restricted Subsidiary, or any ERISA Affiliate to withdraw from any Plan; (iv) a prohibited transaction in connection with any Plan; (v) any material increase in the contingent liability of the Company or any Restricted Subsidiary with respect to any post-retirement welfare liability; or (vi) the taking of any action by the Internal Revenue Service, the Department of Labor or the PBGC or any other Person with respect to any of the foregoing.

     6.9.         Compliance with Laws.

     (a) The Company will, and will cause each Subsidiary to, comply with all laws, rules and regulations, including Environmental Laws, relating to its or their respective businesses, other than laws, rules and regulations the failure to comply with which or the sanctions and penalties resulting therefrom, individually or in the aggregate, could not reasonably be expected to have a Material Adverse Effect; provided, however, that the Company and its Subsidiaries shall not be required to comply with laws, rules and regulations the validity or applicability of which are being contested in good faith and by appropriate proceedings which stay the enforcement thereof and as to which the Company has established adequate reserves on its books in accordance with generally accepted accounting principles.

     (b) Promptly upon the occurrence thereof, the Company will give you and each other Institutional Holder notice of the institution of any proceedings against the Company or any Subsidiary, or the receipt of notice of any Environmental Claim, which if determined adversely could, individually or in the aggregate, reasonably be expected to have a Material Adverse Effect.

     6.10. Acquisition of Notes. Neither the Company nor any Subsidiary or Affiliate, directly or indirectly, will repurchase or offer to repurchase any Notes unless the offer is made to repurchase Notes pro rata from all holders at the same time and on the same terms. Any repurchase of less than all of the Notes outstanding shall be applied in accordance with Section 2.6. The Company will forthwith cancel any Notes in any manner or at any time acquired by the Company or any Subsidiary or Affiliate and such Notes shall not be deemed to be outstanding for any of the purposes of this Agreement or the Notes.

     6.11. Private Placement Number; NAIC. The Company consents to (i) the filing of copies of this Agreement with Standard & Poor's CUSIP Service Bureau to obtain a private placement number and with the National Association of Insurance Commissioners and (ii) the filing of copies of the financial statements delivered pursuant to Section 6.6(b) with the National Association of Insurance Commissioners.

SS.7.      NEGATIVE COVENANTS

         The Company agrees that, for so long as any amount remains unpaid on any Note:

     7.1. Adjusted Consolidated Net Worth. The Company will not permit at any time its Adjusted Consolidated Net Worth to be less than $115,000,000.

     7.2. Funded Debt. The Company will not, and will not permit any Restricted Subsidiary to, create, assume, incur, or otherwise become liable for, directly or indirectly, any Funded Debt other than:

     (a)          the Notes;

     (b) Funded Debt of the Company and its Restricted Subsidiaries outstanding on the Closing Date and described in the attached Annex IV;

     (c) Funded Debt of the Company to a Restricted Subsidiary or Funded Debt of a Restricted Subsidiary to the Company or another Restricted Subsidiary; and

     (d) additional Funded Debt, provided that at the time of incurring such additional Funded Debt and after giving effect thereto and to the application of the proceeds therefrom, the Funded Debt of the Company and its Restricted Subsidiaries then to be outstanding does not exceed 60% of Consolidated Total Capitalization.

     7.3. Indebtedness of Subsidiaries. The Company will not permit any Restricted Subsidiary to permit to create, assume, incur, or otherwise become liable for, directly or indirectly, any additional Indebtedness, other than Indebtedness to the Company or another Restricted Subsidiary, unless, at the time of incurring such additional Indebtedness and after giving effect thereto and to the application of the proceeds therefrom,

     (a) such Indebtedness, if it constitutes Funded Debt, may be incurred pursuant to Section 7.2(d); and

     (b) the aggregate outstanding Indebtedness of Restricted Subsidiaries does not exceed 15% of Consolidated Total Capitalization.

     7.4. Liens. The Company will not, and will not permit any Restricted Subsidiary to, permit to exist, create, assume or incur, directly or indirectly, any Lien on its properties or assets, whether now owned or hereafter acquired, except:

     (a) Liens existing on property or assets of the Company or any Restricted Subsidiary as of the Closing Date that are described in the attached Annex V and Liens resulting from extensions, renewals, refinancings and refundings of Indebtedness secured by such Liens, provided that there is no increase in the principal amount of the Indebtedness secured thereby at the time of extension, renewal, refinancing or refunding, and any new Lien attaches only to the property which was subject to such Lien at the time of such extension, renewal, refinancing or refunding; provided that this clause (a) shall not permit any Liens securing Indebtedness owed to banks;

     (b) Liens for taxes, assessments or governmental charges or levies not then due and delinquent or the validity of which is being contested in good faith by appropriate proceedings which stay the enforcement thereof and as to which the Company has established adequate reserves on its books in accordance with generally accepted accounting principles;

     (c) Liens arising in connection with any legal proceeding, provided the execution of such Liens is effectively stayed and such Liens are being contested in good faith by appropriate proceedings and as to which the Company has established adequate reserves on its books in accordance with generally accepted accounting principles;

     (d) Liens arising in the ordinary course of business and not incurred in connection with the borrowing of money, including encumbrances in the nature of survey exceptions, zoning restrictions, easements, rights and restrictions of record on the use of real property, statutory landlord's and lessor's liens and mechanics' and materialmen liens in the ordinary course of business, which in the aggregate do not materially interfere with the conduct of the business of the Company and its Subsidiaries taken as a whole or materially impair the value of the property subject thereto for the purpose of such business;

     (e) Liens securing Indebtedness of a Restricted Subsidiary to the Company;

     (f) Liens (i) existing on tangible property at the time of its acquisition by the Company or a Restricted Subsidiary and not created in contemplation thereof, whether or not the Indebtedness secured by such Lien is assumed by the Company or such Restricted Subsidiary, or (ii) on tangible property created substantially contemporaneously with the date of acquisition or within 180 days of the acquisition or completion of construction thereof to secure or provide for all or a portion of the purchase price or cost of construction of such tangible property, or (iii) existing on tangible property of a Person at the time such Person is merged into or consolidated with or is acquired by, or substantially all of its tangible assets are acquired by, the Company or a Restricted Subsidiary and not created in contemplation thereof, or (iv) securing reimbursement obligations under letters of credit, or (v) renewals, extensions or replacements of such Liens; provided, in each case, that (x) the incurrence of the Indebtedness secured by such Liens does not violate or conflict with any other provision of this Agreement, (y) such Liens do not extend to other property of the Company or any Restricted Subsidiary and (z) the aggregate principal amount of Indebtedness secured by each such Lien does not exceed 100% of the cost or fair market value of the tangible property subject thereto;

     (g) Liens not otherwise permitted by paragraphs (a) through (f) above incurred subsequent to the Closing Date to secure Indebtedness; provided that
(i) the Indebtedness of the Company and its Restricted Subsidiaries secured by Liens incurred pursuant to this paragraph (g) does not exceed 10% of Adjusted Consolidated Net Worth and (ii) such Liens are not used to secure Indebtedness outstanding at the time of incurrence of such Lien (or which could then be incurred under the revolving credit portion of the Credit Agreement) or any extension, renewal, replacement, refunding or refinancing of such Indebtedness; and

     (h) The Lien on cash advanced, together with the earnings and proceeds thereof, to fund potential general liability and workers' compensation reimbursement obligations under a bank letter of credit upon a default in agreements providing for the letter of credit so long as the amounts advanced have been adequately reserved against on the consolidated financial statements of the Company.

     7.5. Restricted Payments. The Company will not, except as hereinafter provided:

     (a) declare or pay any dividends, either in cash or property, on any shares of its capital stock of any class (except dividends or other distributions payable solely in shares of common stock of the Company);

     (b) directly or indirectly, or through any Subsidiary, purchase, redeem or retire any shares of its capital stock of any class or any warrants, rights or options to purchase or acquire any shares of its capital stock; or

     (c) make any other payment or distribution, directly or indirectly, or through any Subsidiary, in respect of its capital stock;

(all such declarations, payments, purchases, redemptions, retirements and distributions described in clauses (a) through (c) being herein collectively referred to as "Restricted Payments") if, after giving effect thereto, (i) the aggregate amount of Restricted Payments made after December 31, 1997 to and including the date of the making of the Restricted Payment in question would exceed the sum of (A) $15,000,000, plus (B) 75% of Consolidated Net Income (or less 100% of any deficit) for each fiscal year (or portion thereof) of the Company subsequent to December 31, 1997, plus (C) the net cash proceeds received by the Company after December 31, 1997 from the sale of shares of any class of its common or nonredeemable preferred stock and (ii) no Default or Event of Default exists or would exist.

     7.6. Merger or Consolidation; Sale of Substantially All Assets. The Company will not, and will not permit any Restricted Subsidiary to, merge or consolidate with, or sell all or substantially all of its assets to, any Person, except that:

     (a) The Company may merge into or consolidate with, or sell all or substantially all of its assets to, any Person or permit any Person to merge into it, provided that no Default or Event of Default exists and that immediately after giving effect thereto,

              (i) The Company is the successor corporation or, if the Company is not the successor corporation, (x) the successor corporation is a solvent corporation organized under the laws of a state of the United States of America or the District of Columbia and expressly assumes the Company's obligations under the Notes and this Agreement and (y) the holders of the Notes shall have received an opinion of legal counsel reasonably acceptable to them that this Agreement and the Notes are legal, valid and binding obligations of the successor corporation, enforceable against the successor corporation in accordance with their terms, subject to applicable bankruptcy, insolvency, reorganization, moratorium, fraudulent conveyance, fraudulent transfer and other similar laws affecting creditors' rights generally, and to the application of general principles of equity;

              (ii) There shall exist no Default or Event of Default; and

     (iii) The Company or such successor corporation could incur at least $1.00 of additional Funded Debt under Section 7.2; and

     (b) Any Restricted Subsidiary may (i) merge into the Company or a Wholly-Owned Restricted Subsidiary, or (ii) sell, transfer or lease all or any part of its assets to the Company or a Wholly-Owned Restricted Subsidiary or
(iii) merge with any Person which, as a result of such merger, becomes a Wholly-Owned Restricted Subsidiary, or (iv) merge with any Person which does not become a Wholly-Owned Restricted Subsidiary as a result of such merger so long as such merger is not prohibited by Section 7.7(a); provided in each instance set forth in clauses (i) through (iv) that immediately before and after giving effect thereto there shall exist no Default or Event of Default.

     7.7.         Sale of Assets.

     (a) The Company will not, and will not permit any Restricted Subsidiary to (other than in the ordinary course of business) sell, lease, transfer or otherwise (including by way of merger or a sale and lease-back transaction) dispose of (collectively a "Disposition") any assets, including capital stock of Restricted Subsidiaries, in one or a series of transactions, to any Person (other than the Company or a Restricted Subsidiary), (i) if in any fiscal year, after giving effect to such Disposition, the aggregate net book value of assets subject to Dispositions during such fiscal year would exceed 10% of Consolidated Total Assets as of the end of the immediately preceding fiscal year or (ii) if a Default or Event of Default exists or would exist after giving effect thereto.

     (b) Notwithstanding the foregoing limitations in paragraph (a) of this
Section 7.7, the Company or a Restricted Subsidiary may make a Disposition and the net book value of the assets subject to such Disposition shall not be subject to or included in the foregoing limitations and computations if the proceeds (net of taxes and related expenses) from such Disposition are either
(A) reinvested, within 180 days after such Disposition, in productive tangible assets of a similar nature of the Company or its Restricted Subsidiaries or (B) offered by the Company to be applied to the prepayment of the Notes on a pro rata basis with other outstanding Indebtedness at a price of 100% of the principal amount to be prepaid together with interest accrued to the date of prepayment; provided, that if any holder of the Notes declines such repayment, the pro rata proceeds which would have been paid to such holder shall not be distributed to any other holders of the Notes or any other holders of Indebtedness as part of such repayment. Any prepayment pursuant to this Section 7.7(b) of less than all of the Notes outstanding shall be applied in accordance with Section 2.6.

     7.8. Disposition of Stock of Restricted Subsidiaries. The Company will not permit any Restricted Subsidiary to issue the capital stock of a Restricted Subsidiary, or any warrants, rights or options to purchase, or securities convertible into or exchangeable for, such capital stock, to any Person other than the Company or a wholly-owned Restricted Subsidiary. The Company will not, and will not permit any Restricted Subsidiary to, sell, transfer or otherwise dispose of (other than to the Company or a wholly-owned Restricted Subsidiary) any capital stock (including any warrants, rights or options to purchase, or securities convertible into or exchangeable for, capital stock) or Indebtedness of any Restricted Subsidiary, if, as a result, such Restricted Subsidiary would cease to be a Subsidiary giving effect to all purchase, conversion and exchange rights, unless:

     (a) simultaneously therewith all Investments in such Restricted Subsidiary owned by the Company and every other Restricted Subsidiary are simultaneously disposed of as an entirety;

     (b) the Board of Directors of the Company shall have determined that such sale, transfer or disposition is in the best interests of the Company;

     (c) such sale, transfer or other disposition (i) is to a Person for consideration payable in cash or in the capital stock or indebtedness of such Person and/or any of its affiliates and (ii) on terms reasonably deemed by the Board of Directors to be adequate and satisfactory;

     (d) such Restricted Subsidiary does not have any continuing Investment in the Company or any other Subsidiary not being simultaneously disposed of; and

     (e) such sale, transfer or other disposition is permitted by Section 7.7.

     7.9. Designation of Unrestricted Subsidiaries. The Company will not designate any Restricted Subsidiary as an Unrestricted Subsidiary unless immediately before and after such designation:

     (a) Such Subsidiary does not own any Investment in the Company or any Restricted Subsidiary;

     (b) There exists no Default or Event of Default; and

     (c) The Company could incur at least $1.00 of additional Funded Debt.

     7.10. Transactions with Affiliates. The Company will not, and will not permit any Restricted Subsidiary to, enter into any transaction (including the furnishing of goods or services) with an Affiliate except in the ordinary course of business as presently conducted and on terms and conditions no less favorable to the Company or such Restricted Subsidiary than would be obtained in a comparable arm's-length transaction with a Person not an Affiliate.

     7.11. Consolidated Tax Returns. The Company will not file, or consent to the filing of, any consolidated Federal income tax return with any Person other than a Subsidiary, except to the extent that the Company is required under the Code to do otherwise.

     7.12. Nature of Business. The Company will not, and will not permit any Restricted Subsidiary to, engage in any businesses if, as a result, the general nature of the businesses of the Company and its Restricted Subsidiaries, taken as a whole, would be substantially changed from the businesses conducted and described in the Memorandum, including exhibits.

Section 8.      EVENTS OF DEFAULT AND REMEDIES THEREFOR

     8.1. Nature of Events. An "Event of Default" shall exist if any one or more of the following occurs:

     (a) Any default in the payment of interest when due on any of the Notes and continuance of such default for a period of five Business Days;

     (b) Any default in the payment of the principal of any of the Notes or the Make-Whole Amount thereon, if any, at maturity, upon acceleration of maturity or at any date fixed for prepayment;

     (c) Any default (i) in the payment of the principal of, premium, if any, interest on or any other amounts with respect to any other Indebtedness of the Company or any Restricted Subsidiary aggregating in excess of $5,000,000 as and when due and payable (whether by lapse of time, declaration, call for redemption or otherwise) and the continuation of such default beyond the period of grace (without regard to any waiver or amendment), if any, allowed with respect thereto, or (ii) (other than a payment default) under any agreements of the Company or any Restricted Subsidiary under or pursuant to which such Indebtedness aggregating in excess of $5,000,000 is issued, resulting in the acceleration of such Indebtedness;

     (d) Any default in the observance of any covenant or agreement contained in Sections 7.1 through 7.12 or Section 8.7;

     (e) Any default in the observance or performance of any other covenant or provision of this Agreement which is not remedied within 30 days;

     (f) Any representation or warranty made by the Company in this Agreement or in any written statement or certificate furnished by the Company in connection with the issuance and sale of the Notes or furnished by the Company pursuant to this Agreement, proves incorrect in any material respect as of the date of the issuance or making thereof;

     (g) Any judgment, writ or warrant of attachment or any similar process in an aggregate amount in excess of $5,000,000 shall be entered or filed against the Company or any Restricted Subsidiary or against any property or assets of either and remain unpaid, unvacated, unbonded or unstayed (through appeal or otherwise);

     (h) The Company or any Subsidiary shall

     (i) generally not pay its debts as they become due or admit in writing its inability to pay its debts generally as they become due;

     (ii) file a petition in bankruptcy or for reorganization or for the adoption of an arrangement under the Federal Bankruptcy Code, or any similar applicable bankruptcy or insolvency law, as now or in the future amended (herein collectively called "Bankruptcy Laws"); file an answer or other pleading admitting or failing to deny the material allegations of such a petition; fail to file, within the time allowed for such purpose, an answer or other pleading denying or otherwise controverting the material allegations of such a petition; or file an answer or other pleading seeking, consenting to or acquiescing in relief provided for under the Bankruptcy Laws;

     (iii) make an assignment of all or a substantial part of its property for the benefit of its creditors;

     (iv) seek or consent to or acquiesce in the appointment of a receiver, liquidator, custodian or trustee of it or for all or a substantial part of its property;

     (v) be finally adjudicated a bankrupt or insolvent;

     (vi) be subject to the entry of a court order, which shall not be vacated, set aside or stayed within 60 days from the date of entry, (A) appointing a receiver, liquidator, custodian or trustee of it or for all or a substantial part of its property, or (B) for relief pursuant to an involuntary case brought under, or effecting an arrangement in, bankruptcy or (C) for a reorganization pursuant to the Bankruptcy Laws or (D) for any other judicial modification or alteration of the rights of creditors; or

              (vii) be subject to the assumption of custody or sequestration by a court of competent jurisdiction of all or a substantial part of its property, which custody or sequestration shall not be suspended or terminated within 60 days from its inception.

     8.2. Remedies on Default. When any Event of Default described in paragraphs
(a) through (g) of Section 8.1 has occurred and is continuing, the holders of more than 51% in aggregate principal amount of the Notes then outstanding may, by notice to the Company, declare the entire principal, together with the Make-Whole Amount (to the extent permitted by law), and all interest accrued on all Notes to be, and such Notes shall thereupon become, forthwith due and payable, without any presentment, demand, protest or other notice of any kind, all of which are expressly waived. Notwithstanding the foregoing, when (i) any Event of Default described in paragraphs (a) or (b) of Section 8.1 has occurred and is continuing, any holder may by notice to the Company declare the entire principal, together with the Make-Whole Amount (to the extent permitted by law), and all interest accrued on the Notes then held by such holder to be, and such Notes shall thereupon become, forthwith due and payable, without any presentment, demand, protest or other notice of any kind, all of which are expressly waived and (ii) any Event of Default described in paragraph (h) of
Section 8.1 has occurred, then the entire principal, together with the Make-Whole Amount (to the extent permitted by law) and all interest accrued on all outstanding Notes shall immediately become due and payable without presentment, demand or notice of any kind. Upon the Notes or any of them becoming due and payable as aforesaid, the Company will forthwith pay to the holders of such Notes the entire principal of the Notes (in inverse order of maturity) and interest accrued on such Notes, plus the Make-Whole Amount which shall be calculated on the Determination Date.

     8.3. Annulment of Acceleration of Notes. The provisions of Section 8.2 are subject to the condition that if the principal of and accrued interest on the Notes have been declared immediately due and payable by reason of the occurrence of any Event of Default described in paragraphs (a) through (g), inclusive, of
Section 8.1, the holder or holders of more than 66-2/3% in aggregate principal amount of the Notes then outstanding may, by written instrument filed with the Company, rescind and annul such declaration and the consequences thereof, provided that (i) at the time such declaration is annulled and rescinded no judgment or decree has been entered for the payment of any monies due pursuant to the Notes or this Agreement, (ii) all arrears of interest upon all the Notes and all other sums payable under the Notes and under this Agreement or the Guaranty (except any principal, interest or Make-Whole Amount, if any, on the Notes which has become due and payable solely by reason of such declaration under Section 8.2) shall have been duly paid and (iii) each and every Default or Event of Default shall have been cured or waived; and provided further, that no such rescission and annulment shall extend to or affect any subsequent Default or Event of Default or impair any right consequent thereto.

     8.4. Other Remedies. If any Event of Default shall be continuing, any holder of Notes may enforce its rights by suit in equity, by action at law, or by any other appropriate proceedings, whether for the specific performance (to the extent permitted by law) of any covenant or agreement contained in this Agreement or in the Notes or in aid of the exercise of any power granted in this Agreement, and may enforce the payment of any Note held by such holder and any of its other legal or equitable rights.

     8.5. Conduct No Waiver; Collection Expenses. No course of dealing on the part of any holder of Notes, nor any delay or failure on the part of any holder of Notes to exercise any of its rights, shall operate as a waiver of such rights or otherwise prejudice such holder's rights, powers and remedies. If the Company fails to pay, when due, the principal of, or the interest on, any Note, or fails to comply with any other provision of this Agreement, the Company will pay to each holder, to the extent permitted by law, on demand, such further amounts as shall be sufficient to cover the costs and expenses, including but not limited to reasonable attorneys' fees, incurred by such holders of the Notes in collecting any sums due on the Notes or in otherwise enforcing any of their rights.

     8.6. Remedies Cumulative. No right or remedy conferred upon or reserved to any holder of Notes under this Agreement is intended to be exclusive of any other right or remedy, and every right and remedy shall be cumulative and in addition to every other right or remedy given under this Agreement or now or hereafter existing under any applicable law. Every right and remedy given by this Agreement or by applicable law to any holder of Notes may be exercised from time to time and as often as may be deemed expedient by such holder, as the case may be.

     8.7. Notice of Default. With respect to Defaults, Events of Default or claimed defaults, the Company will give the following notices:

     (a) The Company promptly, but in any event within 5 days after the day on which an executive officer of the Company first obtains actual knowledge thereof, will furnish to each holder of a Note written notice of the occurrence of a Default or an Event of Default. Such notice shall specify the nature of such default, the period of existence thereof and what action the Company has taken or is taking or proposes to take with respect thereto.

     (b) If the holder of any Note or of any other evidence of Indebtedness of the Company or any Subsidiary gives any notice or takes any other action with respect to a claimed default, the Company will forthwith give written notice thereof to each holder of the then outstanding Notes, describing the notice or action and the nature of the claimed default.

Section 9.      AMENDMENTS, WAIVERS AND CONSENTS

     9.1. Matters Subject to Modification. Any term, covenant, agreement or condition of this Agreement may, with the consent of the Company, be amended, or compliance therewith may be waived (either generally or in a particular instance and either retroactively or prospectively), if the Company shall have obtained the consent in writing of the holder or holders of at least 51% in aggregate principal amount of outstanding Notes; provided, however, that, without the written consent of the holder or holders of all of the Notes then outstanding, no such waiver, modification, alteration or amendment shall be effective which will (i) change the time of payment (including any required prepayment) of the principal of or the interest on any Note, (ii) reduce the principal amount thereof or the Make-Whole Amount, if any, or change the rate of interest thereon, (iii) change any provision of any instrument affecting the preferences between holders of the Notes or between holders of the Notes and other creditors of the Company, or (iv) change any of the provisions of Section 2.6, Section 8.2, Section 8.3 or this Section 9.

         For the purpose of determining whether holders of the requisite principal amount of Notes have made or concurred in any waiver, consent, approval, notice or other communication under this Agreement, Notes held in the name of, or owned beneficially by, the Company, any Subsidiary or any Affiliate thereof, shall not be deemed outstanding.

     9.2. Solicitation of Holders of Notes. The Company will not, directly or indirectly, solicit, request or negotiate for or with respect to any proposed waiver or amendment of any of the provisions of this Agreement or the Notes unless each holder of the Notes (irrespective of the amount of Notes then owned by it) shall concurrently be informed thereof by the Company and shall be afforded the opportunity of considering the same and shall be supplied by the Company with sufficient information to enable it to make an informed decision with respect thereto. Executed or true and correct copies of any waiver or consent effected pursuant to the provisions of this Section 9 shall be delivered by the Company to each holder of outstanding Notes forthwith following the date on which the same shall have been executed and delivered by the holder or holders of the requisite percentage of outstanding Notes. The Company will not, directly or indirectly, pay or cause to be paid any remuneration, whether by way of supplemental or additional interest, fee or otherwise, to any holder of the Notes as consideration for or as an inducement to the entering into by any holder of the Notes of any waiver or amendment of any of the terms and provisions of this Agreement unless such remuneration is concurrently paid, on the same terms, ratably to each holder of the then outstanding Notes.

     9.3. Binding Effect. Any such amendment or waiver shall apply equally to all the holders of the Notes and shall be binding upon them, upon each future holder of any Note and upon the Company whether or not such Note shall have been marked to indicate such amendment or waiver. No such amendment or waiver shall extend to or affect any obligation not expressly amended or waived or impair any right related thereto.

Section 10.     FORM OF NOTES, REGISTRATION, TRANSFER, EXCHANGE AND REPLACEMENT

     10.1. Form of Notes. Each Note initially delivered under this Agreement will be in the form of one fully registered Note in the form attached as Exhibit
A. The Notes are issuable only in fully registered form and in denominations of at least $100,000 (or the remaining outstanding balance thereof, if less than $100,000).

     10.2. Note Register. The Company shall cause to be kept at its principal office a register (the "Note Register") for the registration and transfer of the Notes. The names and addresses of the holders of Notes, the transfer thereof and the names and addresses of the transferees of the Notes shall be registered in the Note Register. The Company may deem and treat the person in whose name a
Note is so registered as the holder and owner thereof for all purposes and shall not be affected by any notice to the contrary, until due presentment of such Note for registration of transfer as provided in this Section 10.

     10.3. Issuance of New Notes upon Exchange or Transfer. Upon surrender for exchange or registration of transfer of any Note at the office of the Company designated for notices in accordance with Section 11.2, the Company shall execute and deliver, at its expense, one or more new Notes of any authorized denominations requested by the holder of the surrendered Note, each dated the date to which interest has been paid on the Notes so surrendered (or, if no interest has been paid, the date of such surrendered Note), but in the same aggregate unpaid principal amount as such surrendered Note, and registered in the name of such person or persons as shall be designated in writing by such holder. Every Note surrendered for registration of transfer shall be duly endorsed, or be accompanied by a written instrument of transfer duly executed, by the holder of such Note or by his attorney duly authorized in writing. The Company may condition its issuance of any new Note in connection with a transfer by any Person on the transferee making the representation in Section 3.2, by Institutional Holders on compliance with Section 2.5 and on the payment to the Company of a sum sufficient to cover any stamp tax or other governmental charge imposed in respect of such transfer.

     10.4. Replacement of Notes. Upon receipt of evidence satisfactory to the Company of the loss, theft, mutilation or destruction of any Note, and in the case of any such loss, theft or destruction upon delivery of a bond of indemnity in such form and amount as shall be reasonably satisfactory to the Company or in the event of such mutilation upon surrender and cancellation of the Note, the Company, without charge to the holder thereof, will make and deliver a new Note, of like tenor in lieu of such lost, stolen, destroyed or mutilated Note. If any such lost, stolen or destroyed Note is owned by you or any other Institutional Holder, then the affidavit of an authorized officer of such owner setting forth the fact of such loss, theft or destruction and of its ownership of the Note at the time of such loss, theft or destruction shall be accepted as satisfactory evidence thereof, and no further indemnity shall be required as a condition to the execution and delivery of a new Note, other than a written agreement of such owner (in form reasonably satisfactory to the Company) to indemnify the Company.

Section 11.     MISCELLANEOUS

     11.1. Expenses. Whether or not the purchase of Notes herein contemplated shall be consummated, the Company agrees to pay directly all reasonable expenses in connection with the preparation, execution and delivery of this Agreement and the transactions contemplated by this Agreement, including, but not limited to, out-of-pocket expenses, filing fees of Standard & Poor's Corporation in connection with obtaining a private placement number, charges and disbursements of special counsel, photocopying and printing costs and charges for shipping the Notes, adequately insured, to you at your home office or at such other address as you may designate, and all similar expenses (including the fees and expenses of counsel) relating to any proposed amendments, waivers or consents, whether or not consummated, in connection with this Agreement or the Notes, including, but not limited to, any such amendments, waivers or consents resulting from any work-out, renegotiation or restructuring relating to the performance by the Company of its obligations under this Agreement and the Notes. The Company also agrees that it will pay and save you harmless against any and all liability with respect to stamp and other documentary taxes, if any, which may be payable, or which may be determined to be payable in connection with the execution and delivery of this Agreement or the Notes (but not in connection with a transfer of any Notes), whether or not any Notes are then outstanding. The obligations of the Company under this Section 11.1 shall survive the retirement of the Notes.

     11.2. Notices. Except as otherwise expressly provided herein, all communications provided for in this Agreement shall be in writing and delivered by overnight courier or by a facsimile with a copy also contemporaneously sent by overnight courier, such notice to be deemed effective as of the time of actual receipt by overnight courier (i) if to you, to the address set forth below your name in Schedule I, or to such other address as you may in writing designate, (ii) if to any other holder of the Notes, to such address as the holder may designate in writing to the Company, and (iii) if to the Company, to Butler Manufacturing Company, BMA Tower, One Penn Valley Park, Kansas City, Missouri 64108, Attention: Chief Financial Officer, with a copy to the Vice President, General Counsel and Secretary of the Company, or to such other address as the Company may in writing designate.

     11.3. Reproduction of Documents. This Agreement and all documents relating hereto, including, without limitation, (i) consents, waivers and modifications which may hereafter be executed, (ii) documents received by you at the closing of the purchase of the Notes (except the Notes themselves), and (iii) financial statements, certificates and other information previously or hereafter furnished to you, may be reproduced by you by any photographic, photostatic, microfilm, micro-card, miniature photographic or other similar process, and you may destroy any original document so reproduced. The Company agrees and stipulates that any such reproduction which is legible shall be admissible in evidence as the original itself in any judicial or administrative proceeding (whether or not the original is in existence and whether or not such reproduction was made by you in the regular course of business) and that any enlargement, facsimile or further reproduction of such reproduction shall likewise be admissible in evidence; provided that nothing herein contained shall preclude the Company from objecting to the admission of any reproduction on the basis that such reproduction is not accurate, has been altered or is otherwise incomplete.

     11.4. Confidentiality. The Purchaser or any holder of a Note shall employ reasonable procedures in conformity with industry standards to maintain the confidentiality of all confidential information heretofore or hereafter disclosed by or on behalf of the Company pursuant to this Agreement and marked confidential and shall not use such information other than as herein contemplated. Notwithstanding the foregoing, the Purchaser or any holder of a Note may disclose or disseminate such information to (i) its directors, officers, employees and representatives, including its attorneys and accountants; (ii) prospective purchasers of a Note; (iii) third parties as is necessary or appropriate in connection with any law, statute, rule, regulation, ordinance, order, decree, judgment, subpoena, pleading, discovery or similar request or any suit, proceeding, investigation or requirement of any regulatory, judicial, arbitration, governmental or industry body (including but not limited to the National Association of Insurance Commissioners). In addition, the Purchaser or any holder of a Note may disclose such confidential information if
(x) it is or hereafter becomes lawfully obtainable from other sources, (y) necessary in connection with the enforcement of obligations of the Company pursuant to the terms of this Agreement or (z) such duty as to confidentiality is waived by the Company.

     11.5. Successors and Assigns. This Agreement will inure to the benefit of and be binding upon the parties hereto and their respective successors and assigns.

     11.6. Law Governing. This Agreement shall be governed by and construed in accordance with the laws of the State of Illinois.

     11.7. Headings. The headings of the Sections and subSections of this Agreement are inserted for convenience only and do not constitute a part of this Agreement.

     11.8. Counterparts. This Agreement may be executed simultaneously in one or more counterparts, each of which shall be deemed an original, but all such counterparts shall together constitute one and the same instrument, and it shall not be necessary in making proof of this Agreement to produce or account for more than one such counterpart or reproduction thereof permitted by Section 11.3.

     11.9. Reliance on and Survival of Provisions. All covenants, representations and warranties made by the Company herein and in any certificates delivered pursuant to this Agreement, whether or not in connection with a closing, (i) shall be deemed to have been relied upon by you, notwithstanding any investigation heretofore or hereafter made by you or on your behalf and (ii) shall survive the delivery of this Agreement and the Notes.

     11.10. Integration and Severability. This Agreement embodies the entire agreement and understanding between you and the Company, and supersedes all prior agreements and understandings relating to the subject matter hereof. In case any one or more of the provisions contained in this Agreement or in any Note, or application thereof, shall be invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions contained in this Agreement and in any Note, and any other application thereof, shall not in any way be affected or impaired thereby.


                [THE REST OF THIS PAGE LEFT BLANK INTENTIONALLY]

         IN WITNESS WHEREOF, the Company and the Purchaser have caused this Agreement to be executed and delivered by their respective officer or officers thereunto duly authorized.

                                BUTLER MANUFACTURING COMPANY

                                By: __________________________________
                                Title: _______________________________


                                METROPOLITAN LIFE INSURANCE COMPANY

                                By:____________________________________
                                Title:_________________________________

                                                                       EXHIBIT A


                          BUTLER MANUFACTURING COMPANY


                                6.57% SENIOR NOTE

                               Due March 20, 2013



         THIS NOTE MAY BE SUBJECT TO A HOME OFFICE PAYMENT AGREEMENT AND ACCORDINGLY ANY PROSPECTIVE PURCHASER SHOULD FIRST VERIFY THE UNPAID PRINCIPAL AMOUNT WITH THE COMPANY.



Registered Note No. R- ____                                     March ___, 1998
$                                                              PPN:  123655 B* 2


         BUTLER MANUFACTURING COMPANY, a Delaware corporation (the "Company"), for value received, promises to pay to or registered assigns, on March 20, 2013, the principal amount of Million Dollars ($ ) and to pay interest (computed on the basis of a 360-day year of twelve 30-day months) on the principal amount from time to time remaining unpaid hereon at the rate of 6.57% per annum from the date hereof until maturity, payable on March 20 and September 20 in each year, commencing September 20, 1998, and at maturity, and to pay interest on overdue principal, Make-Whole Amount and (to the extent legally enforceable) on any overdue installment of interest at a rate equal to the greater of (i) 8.57% per annum or (ii) 2% over the rate of interest publicly announced by Nations Bank of Texas, N.A., as its "base" or "prime" rate. Payments of the principal of, the Make-Whole Amount, if any, and interest on this Note shall be made in lawful money of the United States of America in the manner and at the place provided in Section 2.5 of the Note Agreement as hereinafter defined.

         This Note is issued under and pursuant to the terms and provisions of the Note Agreement, dated as of March 1, 1998, entered into by the Company with the Purchaser named in Schedule I thereto (the "Note Agreement"), and this Note and any holder hereof are entitled to all of the benefits provided for by such Note Agreement or referred to therein. Reference is made to the Note Agreement for a statement of such benefits. Capitalized terms not otherwise defined herein have the meanings ascribed to them in the Note Agreement.

         As provided in the Note Agreement, upon surrender of this Note for registration of transfer, duly endorsed or accompanied by a written instrument of transfer duly executed by the registered holder hereof or its attorney duly authorized in writing, a new Note for a like unpaid principal amount will be issued to, and registered in the name of, the transferee upon the payment of the taxes or other governmental charges, if any, that may be imposed in connection therewith. The Company may treat the person in whose name this Note is registered as the owner hereof for the purpose of receiving payment and for all other purposes, and the Company shall not be affected by any notice to the contrary.

         This Note may be declared due prior to its expressed maturity date, voluntary prepayments may be made hereon and certain prepayments are required to be made, all in the events, on the terms and in the manner as provided in the Note Agreement. Such prepayments include required prepayments on March 20 in each year, commencing March 20, 2004 through March 20, 2012, inclusive, and certain optional prepayments with a Make-Whole Amount.

         Should the indebtedness represented by this Note or any part thereof be collected in any proceeding provided for in the Note Agreement or be placed in the hands of attorneys for collection, the Company agrees to pay, in addition to the principal, Make-Whole Amount, if any, and interest due and payable hereon, all costs of collecting this Note, including reasonable attorneys' fees and expenses.

         This Note and the Note Agreement are governed by and construed in accordance with the laws of the State of Illinois.

                                         BUTLER MANUFACTURING COMPANY


                                         By __________________________
                                         Its:.........................

                              GUARANTY ENDORSEMENT


         Payment of principal, interest and Make-Whole Amount, if any, with respect to this Note is guaranteed pursuant to the terms of the Subsidiary Guaranty dated March 20, 1998 executed and delivered by each of the undersigned. Subject to the terms of such Subsidiary Guaranty, which are incorporated herein by reference, each of the undersigned, jointly and severally, guarantees the prompt payment when due of the principal, Make-Whole Amount, if any, and interest on this Note.



BMC REAL ESTATE, INC.                      INNOVATIVE BUILDING TECHNOLOGY,
                                              INC

By:..............................          By:..............................

Print Name:......................          Print Name:......................

Title:...........................          Title:...........................


BUCON, INC.                                LESTER'S OF MINNESOTA, INC.


By:..............................          By:..............................

Print Name:......................          Print Name:......................

Title:...........................          Title:...........................


BUTLER HOLDINGS, INC.                      MODU-LINE WINDOWS, INC.


By:..............................          By:..............................

Print Name:......................          Print Name:......................

Title:...........................          Title:...........................

BUTLER REAL ESTATE, INC.


By:..............................

Print Name:......................

Title:...........................

                                                                       EXHIBIT D

SUBSIDIARY GUARANTY


     THIS SUBSIDIARY GUARANTY (this "Guaranty") dated March 20, 1998 is made by BMC Real Estate, Inc., a Delaware corporation, BUCON, Inc., a Delaware corporation, Butler Holdings, Inc., a Delaware corporation, Butler Real Estate, Inc., a Delaware corporation, Innovative Building Technology, Inc., a Delaware corporation, Lester's of Minnesota, Inc., a Minnesota corporation and Modu-Line Windows, Inc., a Wisconsin corporation (each individually a "Guarantor" and collectively the "Guarantors"), in favor of the holders from time to time of the Notes hereinafter referred to, including each Purchaser listed on Schedule I to the Note Agreement hereinafter referred to and its respective successors and assigns (the "Purchaser").

                              W I T N E S S E T H:

     WHEREAS, Butler Manufacturing Company, a Delaware corporation (the "Company"), and the Purchaser listed on Schedule I thereto entered into a Note Agreement dated as of March 1, 1998 (as amended, supplemented, restated or otherwise modified from time to time in accordance with its terms and in effect, the "Note Agreement");

     WHEREAS, the Company owns all of the issued and outstanding capital stock of the Guarantors and, by virtue of such ownership and otherwise, the Guarantors will derive substantial benefits as a result of the purchase of the Company's Notes (as defined in the Note Agreement) by the Purchaser;

     WHEREAS, it is a condition precedent to the obligation of the Purchaser to purchase the Company's Notes that the Guarantors shall have executed and delivered this Guaranty to the Purchaser; and

     WHEREAS, the Board of Directors of each Guarantor has determined that the execution, delivery, and performance of this Guaranty is necessary and convenient to the conduct, promotion and attainment of such Guarantor's business and each of the Guarantors desires to execute this Guaranty to satisfy the condition described in the preceding paragraph;

     NOW, THEREFORE, in consideration of the premises and other benefits to the Guarantors, and of the purchase of the Company's Notes by the Purchaser, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Guarantors hereby makes this Guaranty as follows:

     SECTION 1. Definitions. Any capitalized terms not otherwise herein defined, when used herein in capitalized form, shall have the respective meanings attributed to them in the Note Agreement.

     SECTION 2. Guaranty. (a) The Guarantors, jointly and severally, hereby unconditionally and irrevocably guarantee to the Purchaser the due, prompt and complete payment by the Company of the principal of, Make-Whole Amount, if any, and interest on, and each other amount due under, the Notes, when and as the same shall become due and payable (whether at stated maturity or by required or optional prepayment or by declaration or otherwise) in accordance with the terms of the Notes and the Note Agreement (the Notes and the Note Agreement being collectively hereinafter referred to as the "Note Documents", and the amounts payable by the Company under any of the Note Documents, and all other obligations of the Company thereunder, being sometimes collectively hereinafter referred to as the "Obligations"). This guaranty is a guaranty of payment, performance and compliance and not just of collectibility and is in no way conditioned or contingent upon any attempt to collect from or enforce performance or compliance by the Company or upon any other event, contingency or circumstance whatsoever. If for any reason whatsoever the Company shall fail or be unable duly, punctually and fully to pay such amounts as and when the same shall become due and payable or to perform or comply with any such obligation, covenant, term, condition or undertaking, whether or not such failure or inability shall constitute a "Default" or an "Event of Default" under any Note Document, the Guarantors, without demand, presentment, protest or notice of any kind, will forthwith pay or cause to be paid such amounts to the Purchaser under the terms of such Note Document, in lawful money of the United States, at the place specified in the Note Agreement, or perform or comply with the same or cause the same to be performed or complied with, together with interest (to the extent provided for under such Note Document) on any amount due and owing from the Company. The Guarantors, promptly after demand, will pay to the Purchaser the reasonable costs and expenses of collecting such amounts or otherwise enforcing this Guaranty, including, without limitation, the reasonable fees and expenses of counsel. The right of recovery against each of the Guarantors under this Guaranty is, however, limited to the Fair Net Worth of such Guarantor, as of the date of any determination thereof, less $20,000. For purposes of this Guaranty, the "Fair Net Worth" of any Guarantor shall mean an amount equal to the fair market value of such Guarantor's assets less all its liabilities (other than such Guarantor's liabilities under this Guaranty), including all liabilities, whether fixed or contingent, direct or indirect, disputed or undisputed, secured or unsecured, and whether or not required to be reflected on a balance sheet prepared in accordance with generally accepted accounting principles.

     (b) Each Guarantor hereby agrees that to the extent a Guarantor shall have paid more than its proportionate share of any payment made hereunder, such Guarantor shall be entitled to seek and receive contribution from and against any other Guarantor hereunder who has not paid its proportionate share of such payment. Each Guarantor's right of contribution shall be subject to the terms and conditions of Section 6 hereof. The provisions of this paragraph (b) shall in no respect limit the obligations and liabilities of any Guarantor to the Purchaser, and each Guarantor shall remain liable to the Purchaser for the full amount guaranteed by such Guarantor hereunder.

     SECTION 3. Guarantor's Obligations Absolute and Unconditional. The obligations of each Guarantor under this Guaranty shall be primary, absolute and unconditional obligations of such Guarantor, shall not be subject to any counterclaim, set-off, deduction, diminution, abatement, recoupment, suspension, deferment, reduction or defense based upon any claim such Guarantor or any other Person may have against the Company or any other Person, and to the full extent permitted by applicable law shall remain in full force and effect without regard to, and shall not be released, discharged or in any way affected by, any circumstance or condition whatsoever (whether or not any Guarantor or the Company shall have any knowledge or notice thereof), including, without limitation:

     (a) any termination, amendment or modification of or deletion from or addition or supplement to or other change in any of the Note Documents or any other instrument or agreement applicable to any of the parties to any of the Note Documents;

     (b) any furnishing or acceptance of any security, or any release of any security, for the Obligations, or the failure of any security or the failure of any Person to perfect any interest in any collateral;

     (c) any failure, omission or delay on the part of the Company to conform or comply with any term of any of the Note Documents or any other instrument or agreement referred to in paragraph (a) above, including, without limitation, failure to give notice to any Guarantor of the occurrence of a "Default" or an "Event of Default" under any Note Document;

     (d) any waiver of the payment, performance or observance of any of the obligations, conditions, covenants or agreements contained in any Note Document, or any other waiver, consent, extension, indulgence, compromise, settlement, release or other action or inaction under or in respect of any of the Note Documents or any other instrument or agreement referred to in paragraph (a) above or any obligation or liability of the Company, or any exercise or non-exercise of any right, remedy, power or privilege under or in respect of any such instrument or agreement or any such obligation or liability;

     (e) any failure, omission or delay on the part of the Purchaser to enforce, assert or exercise any right, power or remedy conferred on the Purchaser in this Guaranty, or any such failure, omission or delay on the part of the Purchaser in connection with any Note Document, or any other action on the part of the Purchaser;

     (f) any voluntary or involuntary bankruptcy, insolvency, reorganization, arrangement, readjustment, assignment for the benefit of creditors, composition, receivership, conservatorship, custodianship, liquidation, marshalling of assets and liabilities or similar proceedings with respect to the Company, any Guarantor or to any other Person or any of their respective properties or creditors, or any action taken by any trustee or receiver or by any court in any such proceeding;

     (g) any limitation on the liability or obligations of the Company or any other Person under any of the Note Documents, or any discharge, termination, cancellation, frustration, irregularity, invalidity or unenforceability, in whole or in part, of any of the Note Documents or any other agreement or instrument referred to in paragraph (a) above or any term hereof;

     (h) any merger or consolidation of the Company or any Guarantor into or with any other corporation, or any sale, lease or transfer of any of the assets of the Company or any Guarantor to any other Person;

     (i) any change in the ownership of any shares of capital stock of the Company or any change in the corporate relationship between the Company and any Guarantor, or any termination of such relationship;

     (j) any release or discharge, by operation of law, of any Guarantor from the performance or observance of any obligation, covenant or agreement contained in this Guaranty;

     (k) any lack of corporate power of the Company or any other Person at any time liable for part or all of the Obligations;

     (l) the existence of any claim, defense, set-off, or other rights which the Company or any Guarantor may have at any time against the Purchaser, the Company or any Guarantor, or any other Person, whether in connection with this Guaranty, the Note Documents, the transactions contemplated thereby, or any other transaction;

     (m) any failure of the Purchaser to notify any Guarantor of any renewal, extension, or assignment of the Obligations or any part thereof, or the release of any security, or if any action taken or refrained from being taken by the Purchaser, it being understood that the Purchaser shall not be required to give any Guarantor any notice of any kind under any circumstance whatsoever with respect to or in connection with the Obligations; or

     (n) any other occurrence, circumstance, happening or event whatsoever, whether similar or dissimilar to the foregoing, whether foreseen or unforeseen, and any other circumstance which might otherwise constitute a legal or equitable defense or discharge of the liabilities of a guarantor or surety or which might otherwise limit recourse against any Guarantor.

     SECTION 4. Full Recourse Obligations. The obligations of each of the Guarantors set forth herein constitute the full recourse obligations of such Guarantor enforceable against it to the full extent of all its assets and properties.

     SECTION 5. Waiver. Each of the Guarantors unconditionally waives, to the extent permitted by applicable law, (a) notice of any of the matters referred to in Section 3, (b) notice to the Guarantor of the incurrence of any of the Obligations, notice to the Guarantor or the Company of any breach or default by the Company with respect to any of the Obligations or any other notice that may be required, by statute, rule of law or otherwise, to preserve any rights of the Purchaser against the

Guarantor, (c) presentment to or demand of payment from the Company or the Guarantor with respect to any amount due under any Note Document or protest for nonpayment or dishonor, (d) any right to the enforcement, assertion or exercise by the Purchaser of any right, power, privilege or remedy conferred in the Note Agreement or any other Note Document or otherwise, (e) any requirement of diligence on the part of the Purchaser, (f) any requirement to exhaust any remedies or to mitigate the damages resulting from any default under any Note Document, (g) any notice of any sale, transfer or other disposition by the Purchaser of any right, title to or interest in the Note Agreement or in any other Note Document, (h) any right to assert against the Purchaser as a counterclaim, set-off or cross-claim, any counterclaim, set-off or claim which it may now or hereafter have against the Company or other Person liable on the Obligations, and (i) any other circumstance whatsoever which might otherwise constitute a legal or equitable discharge, release or defense of a guarantor or surety or which might otherwise limit recourse against the Guarantor.

     SECTION 6. No Subrogation, Contribution, Reimbursement or Indemnity. Notwithstanding anything to the contrary in this Guaranty and the other Note Documents, each of the Guarantors hereby irrevocably waives any and all claims or other rights which may have arisen in connection with this Guaranty to be subrogated to any of the rights (whether contractual, under the United States Bankruptcy Code, as amended, including Section 509 thereof, under common law or otherwise) of the Purchaser against the Company or against any collateral security or guaranty or right of offset held by the Purchaser for the payment of the Obligations. Each of the Guarantors hereby further irrevocably waives all contractual, common law, statutory or other rights of reimbursement, contribution, exoneration or indemnity (or any similar right) from or against the Company which may have arisen in connection with this Guaranty, whether or not such remedy or right arises in equity, or under contract, statute or common law. So long as the Obligations remain, if any amount shall be paid by or on behalf of the Company to any of the Guarantors on account of any of the rights waived in this paragraph, such amount shall be held by the Guarantor in trust for the benefit of the Purchaser, segregated from other funds of the Guarantor, and shall, forthwith upon receipt by the Guarantor, be turned over to the Purchaser (duly indorsed by such Guarantor to the Purchaser, if required), to be applied against the Obligations, whether matured or unmatured, in such order as the Purchaser may determine. The provisions of this paragraph shall survive the term of this Guaranty and the payment in full of the Obligations. Each Guarantor acknowledges that it will receive direct and indirect benefits from the sale of the Notes by the Company and that the waiver set forth in this Section 6 is knowingly made in contemplation of such benefits.

     SECTION 7. Effect of Bankruptcy Proceedings, etc. This Guaranty shall continue to be effective or be automatically reinstated, as the case may be, if at any time payment, in whole or in part, of any of the sums due to the Purchaser pursuant to the terms of the Note Agreement or any other Note Document is rescinded or must otherwise be restored or returned by the Purchaser upon the insolvency, bankruptcy, dissolution, liquidation or reorganization of the Company or any other Person, or upon or as a result of the appointment of a custodian, receiver, trustee or other officer with similar powers with respect to the Company or other Person or any substantial part of its property, or otherwise, all as though such payment had not been made. If an event permitting the acceleration of the maturity of the principal amount of the Notes shall at any time have occurred and be continuing, and such acceleration shall at such time be prevented by reason of the pendency against the Company or any other Person of a case or proceeding under a bankruptcy or insolvency law, each of the Guarantors agrees that, for purposes of this Guaranty and its obligations hereunder, the maturity of the principal amount of the Notes and all other Obligations shall be deemed to have been accelerated with the same effect as if the Purchaser had accelerated the same in accordance with the terms of the Note Agreement or other applicable Note Document, and the Guarantors shall forthwith pay such principal amount, Make-Whole Amount, if any, and interest thereon and any other amounts guaranteed hereunder without further notice or demand.

     SECTION 8. Term of Agreement. This Guaranty and all guaranties, covenants and agreements of the Guarantors contained herein shall continue in full force and effect and shall not be discharged until such time as all of the Obligations shall be paid and performed in full and all of the agreements of the Guarantors hereunder shall be duly paid and performed in full.

     SECTION 9. Representations and Warranties. Each of the Guarantors hereby represents and warrants to each Purchaser that all representations and warranties set forth in Section 3.1 of the Note Agreement (each of which is incorporated herein by reference) as to itself and not as to any other Person are true and correct.

     SECTION 10. Notices. All notices under the terms and provisions hereof shall be in writing, and shall be delivered or sent by overnight delivery or telecopy or mailed by first-class mail, postage prepaid, addressed (a) if to the Company or the Purchaser at the address set forth in the Note Agreement or (b) if to any of the Guarantors, at:

                           BMA Tower
                           31st Street and Southwest Trafficway
                           Kansas City, Missouri  64108

or at such other address as the Guarantors shall from time to time designate in writing to the Purchaser. Any notice so addressed shall be deemed to be given when so delivered or sent or, if mailed, on the third Business Day after being so mailed.

     SECTION 11. Survival. All warranties, representations and covenants made by the Guarantors herein or in any certificate or other instrument delivered by it or on its behalf hereunder shall be considered to have been relied upon by the Purchaser and shall survive the execution and delivery of this Guaranty, regardless of any investigation made by the Purchaser. All statements in any such certificate or other instrument shall constitute warranties and representations by the Guarantors hereunder.

     SECTION 12. Miscellaneous. Any provision of this Guaranty which is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction. To the extent permitted by applicable law, each of the Guarantors hereby waives any provision of law that renders any provisions hereof prohibited or unenforceable in any respect. The terms of this Guaranty shall be binding upon, and inure to the benefit of, the Guarantors and the Purchaser and their respective successors and assigns. No term or provision of this Guaranty may be changed, waived, discharged or terminated orally, but only by an instrument in writing signed by the Guarantors and the Purchaser. The Section and paragraph headings in this Guaranty are for convenience of reference only and shall not modify, define, expand or limit any of the terms or provisions hereof, and all references herein to numbered Sections, unless otherwise indicated, are to Sections in this Guaranty.

     SECTION 13. Information. Each Guarantor acknowledges and agrees that it shall have the sole responsibility for obtaining from the Company such information concerning the Company's financial condition or business operations as such Guarantor may require, and that the Purchaser does not have any duty at any time to disclose to any Guarantor any information relating to the business operations or financial conditions of the Company.

     SECTION 14. GOVERNING LAW. THIS AGREEMENT SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF ILLINOIS AND THE UNITED STATES OF AMERICA. WITHOUT EXCLUDING ANY OTHER JURISDICTION, EACH GUARANTOR AGREES THAT THE STATE AND FEDERAL COURTS OF ILLINOIS LOCATED IN CHICAGO, ILLINOIS SHALL HAVE JURISDICTION OVER PROCEEDINGS IN CONNECTION HEREWITH.

     SECTION 15. WAIVER OF JURY TRIAL. EACH GUARANTOR AND EACH PURCHASER HEREBY KNOWINGLY, VOLUNTARILY, IRREVOCABLY AND INTENTIONALLY WAIVES, TO THE MAXIMUM EXTENT PERMITTED BY LAW, ALL RIGHT TO TRIAL BY JURY IN ANY ACTION, PROCEEDING OR CLAIM ARISING OUT OF OR RELATED TO THIS AGREEMENT OR ANY OF THE LOAN DOCUMENTS OR THE TRANSACTIONS CONTEMPLATED THEREBY. THIS PROVISION IS A MATERIAL INDUCEMENT TO EACH PURCHASER ENTERING INTO THE NOTE AGREEMENT.

     SECTION 16. Ratable Benefit. This Guaranty is for the ratable benefit of the Purchaser.

     SECTION 17. Guarantor Insolvency. Should any Guarantor become insolvent, fail to pay its debts generally as they become due, voluntarily seek, consent to, or acquiesce in the benefits of any Bankruptcy Law or become a party to or be made the subject of any proceeding provided for by any Bankruptcy Law (other than as a creditor or claimant) that could suspend or otherwise adversely affect the rights of the Purchaser granted hereunder, then the obligations of such Guarantor under this Guaranty shall be, as between such Guarantor and the Purchaser, a fully-matured, due, and payable obligation of such Guarantor to the Purchaser (without regard to whether the Company is then in default under the Note Agreement or whether any part of the Obligations is then due and owing by the Company to such Purchaser), payable in full by such Guarantor to such Purchaser upon demand, which shall be the estimated amount owing in respect of the contingent claim created hereunder.

                [THE REST OF THIS PAGE LEFT BLANK INTENTIONALLY]

                  IN WITNESS WHEREOF, each of the Guarantors has caused this Guaranty to be duly executed as of the day and year first above written.


BMC REAL ESTATE, INC.                       INNOVATIVE BUILDING TECHNOLOGY, INC.
By:.............................            By:.............................
Print Name:.....................            Print Name:.....................
Title:..........................            Title:..........................

BUCON, INC.                                 LESTER'S OF MINNESOTA, INC.


By:.............................            By:..............................
Print Name:.....................            Print Name:......................
Title:..........................            Title:...........................


BUTLER HOLDINGS, INC.                        MODU-LINE WINDOWS, INC.


By:.............................             By:.............................
Print Name:.....................             Print Name:.....................
Title:..........................             Title:..........................


BUTLER REAL ESTATE, INC.


By:.............................
Print Name:.....................
Title:..........................


548842.1