Form 10-Q
period 1998-06-30
BUTLER MANUFACTURING CO
filed 1998-08-12
CIK 15840

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

                       Quarterly Report Under Section 13
                                or 15(d) of the
                        Securities Exchange Act of 1934

                         Commission File No. 001-12335

                      FOR THE QUARTER ENDED JUNE 30, 1998

                          BUTLER MANUFACTURING COMPANY

                       Incorporated in State of Delaware

                          BMA Tower - Penn Valley Park
                             Post Office Box 419917
                        Kansas City, Missouri 64141-0917

                             Phone: (816) 968-3000
               I.R.S. Employer Identification Number: 44-0188420

                     Shares of common stock outstanding at
                            JUNE 30, 1998: 7,665,761

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


ITEM 1.   Financial Statements

    (1)   Consolidated Financial Statements (unaudited):

          Consolidated Statements of Operations for the Three and
          Six Month Periods Ended June 30, 1998 and 1997.                  3

          Consolidated Balance Sheets as of June 30, 1998 and
          December 31, 1997.                                               4

          Consolidated Statements of Cash Flows for the Six Month
          Periods Ended June 30, 1998 and 1997.                            5

    (2)   Notes to Consolidated Financial Statements                       6

ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        7-8

PART II. - OTHER INFORMATION

ITEM 5.   Other Matters                                                    9

ITEM 6.   Exhibits and Reports on Form 8-K                                 9

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

          For additional comments, refer to the July 16, 1998 letter to shareholders, which is attached as exhibit 19.

                BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

        For the three and six month periods ended June 30, 1998 and 1997

                                 (unaudited)
                  ($000's omitted except for per share data)


                                                                    Three months ended                    Six months ended
                                                                         June 30,                              June 30,
                                                             -------------------------------         -----------------------------
                                                                 1998                1997                1998               1997
                                                             -----------         -----------         -----------       -----------
Net Sales                                                    $   238,517         $   241,078         $   432,301       $   429,180
Cost of sales                                                    197,455             199,752             359,312           355,777
                                                             -----------         -----------         -----------       -----------
  Gross profit                                                    41,062              41,326              72,989            73,403

Selling, general and administrative expenses                      31,326              30,226              59,604            57,653
                                                             -----------         -----------         -----------       -----------
   Operating income                                                9,736              11,100              13,385            15,750

Other income, net                                                    181                 363                 651               229
Gain on sale of Grain Systems                                        ---              22,000                 ---            22,000
                                                             -----------         -----------         -----------       -----------
   Earnings before interest and taxes                              9,917              33,463              14,036            37,979
Interest expense                                                   1,483               1,631               2,868             2,910
                                                             -----------         -----------         -----------       -----------
   Pretax earnings                                                 8,434              31,832              11,168            35,069

Income tax expense                                                 3,516              12,840               5,091            14,181
                                                             -----------         -----------         -----------       -----------
   Net earnings                                              $     4,918         $    18,992         $     6,077       $    20,888
                                                             ===========         ===========         ===========       ===========

Basic earnings per common share                              $      0.64         $      2.49         $      0.79       $      2.75
                                                             ===========         ===========         ===========       ===========
Diluted earnings per common share                            $      0.64         $      2.46         $      0.79       $      2.71
                                                             ===========         ===========         ===========       ===========

Basic weighted average number of shares                        7,663,184           7,627,463           7,658,208         7,601,030
Diluted weighted average number of shares                      7,735,523           7,716,113           7,728,047         7,693,786



 Net earnings from operations, which excludes the gain on the sale of the Grain Systems division, were $5,693 or $.74 per share, and $7,589 or $.99 per share, for the three months ended and six months ended June 30, 1997, respectively.



          See Accompanying Notes to Consolidated Financial Statements.

                BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                     June 30, 1998 and December 31, 1997

                                 (unaudited)
                               ($000's omitted)


                                                                           1998           1997
                                                                        ----------    ----------
ASSETS
  Current assets:
    Cash and cash equivalents                                          $  25,309      $   5,515
    Receivables, net                                                     118,680        106,882
    Inventories:
      Raw materials                                                       38,036         59,937
      Work in process                                                      9,273          7,859
      Finished goods                                                      50,648         21,317
      Lifo reserve                                                       (11,877)       (10,822)
                                                                       ---------      ---------
        Total inventory                                                   86,080         78,291

    Real estate developments in progress                                  17,997         22,401
    Deferred tax assets                                                    7,811          7,812
    Other current assets                                                  11,982         12,422
                                                                       ---------      ---------
      Total current assets                                               267,859        233,323

  Investments and other assets                                            38,921         35,887
  Assets held for sale                                                     9,423          9,423
  Property, plant and equipment, at cost                                 245,422        239,747
    Less accumulated depreciation                                       (147,770)      (143,408)
                                                                       ---------      ---------
       Net property, plant and equipment                                  97,652         96,339
                                                                       ---------      ---------
                                                                       $ 413,855      $ 374,972
                                                                       =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Notes payable                                                      $   1,114      $  21,280
    Current maturities of long-term debt                                   5,763          5,862
    Accounts payable                                                      94,239         72,266
    Dividends payable                                                      1,073          1,069
    Accrued liabilities                                                   53,718         55,846
    Taxes on income                                                        9,205          8,181
                                                                       ---------      ---------
      Total current liabilities                                          165,112        164,504

  Deferred tax liabilities                                                 3,561          3,561
  Other noncurrent liabilities                                            15,460         16,423
  Long-term debt, less current maturities                                 68,301         33,918

  Shareholders' equity:
    Common stock, no par value, authorized
     20,000,000 shares, issued 9,088,200 shares,
     at stated value                                                      12,623         12,623
    Cumulative foreign currency translation adjustment                      (434)            26
    Retained earnings                                                    180,066        175,373
                                                                       ---------      ---------
                                                                         192,255        188,022
  Less cost of common stock in treasury, 1,422,439
   shares in 1998 and 1,451,205 shares in 1997                            30,834         31,456
                                                                       ---------      ---------
    Total shareholders' equity                                           161,421        156,566
                                                                       ---------      ---------
                                                                       $ 413,855      $ 374,972
                                                                       =========      =========


         See Accompanying Notes to Consolidated Financial Statements.

                BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

           For the six month periods ended June 30, 1998 and 1997

                                 (unaudited)
                              ($000's omitted)



                                                                 1998           1997
                                                              ----------     ----------
Cash flows from operating activities:
  Net earnings                                                $    6,077     $   20,888
  Adjustments to reconcile net earnings to net
  cash used in operating activities:
    Depreciation and amortization                                  7,346          5,965
    Gain on sale of Grain Systems                                    --         (13,299)
    Equity earnings on joint ventures                               (156)           (87)
  Change in asset and liabilities, net of businesses
  acquired and sold:
    Receivables                                                  (11,798)       (16,092)
    Inventories                                                   (7,789)       (18,721)
    Real estate developments in progress                           4,404          6,438
    Other current assets                                             441         (5,093)
    Current liabilities excluding short-term debt                 20,869          1,572
                                                              ----------     ----------
       Net cash provided (used) in operating activities           19,394        (18,429)

Cash flows from investing activities:
  Capital expenditures                                            (7,744)       (13,191)
  Sale of Grain Systems                                              --          33,748
  Acquisition of new businesses                                      --          (7,697)
  Other, net                                                      (3,793)          (191)
                                                              ----------     ----------
       Net cash provided (used) by investing activities          (11,537)        12,669

Cash flows from financing activities;
  Payment of dividends                                            (2,141)        (1,817)
  Proceeds from issuance of long-term debt                        35,000            --
  Repayment of long-term debt                                       (620)          (442)
  Net change in short-term debt                                  (20,265)         4,238
  Sale and issuance of treasury stock                                622            561
  Purchase of treasury stock                                         --             --
  Other, net                                                        (199)         1,804
                                                              ----------     ----------
       Net cash provided by financing activities                  12,397          4,344

Effect of exchange rate changes on cash                             (460)          (582)
                                                              ----------     ----------
  Net increase (decrease) in cash and cash equivalents            19,794         (1,998)
Cash and cash equivalents at beginning of year                     5,515          2,013
                                                              ----------     ----------

Cash and cash equivalents at June 30                          $   25,309     $       15
                                                              ==========     ==========




SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
The company purchased all of the capital stock of Modu-Line, Inc. on June 11, 1997 for 191,777 shares of the company's common stock issued from the treasury, plus deferred cash payments and closing costs totaling $.5 million. The company also retired Modu-Line's existing bank debt of $4.5 million. In conjunction with the acquisition, the value of treasury stock issued is shown below.

     Fair value of assets acquired                         $11,982
     Cash paid                                               4,982
                                                           -------
     Treasury stock issued for purchase of capital stock   $ 7,000
                                                          ========



          See Accompanying Notes to Consolidated Financial Statements.

                 BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the accompanying policies described in the consolidated financial statements and related notes included in Butler Manufacturing Company's 1997 Form 10-K. It is suggested that those consolidated statements be read in conjunction with this report. The year-end financial statements presented were derived from the company's audited financial statements. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary for a fair presentation of the financial position of Butler Manufacturing Company and the results of its operations.

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENT
Derivative Instruments and Hedging Activities
In June, 1998 the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This new statement replaces existing pronouncements and practices with an integrated accounting and reporting standard for derivatives and hedging activities. It requires that every derivative instrument be recorded in the balance sheet as either an asset or liability at its fair value, and changes in a derivative's fair value be recognized in current earnings or other comprehensive income. The company is required to adopt Statement No. 133 starting January 1, 2000. The company does not expect adoption of this standard to have a material impact on the company's financial statements.

Comprehensive Income
In June, 1997 the Financial Accounting Standards Board issued FASB Statement No. 130, "Reporting of Comprehensive Income" which requires reporting and display of comprehensive income and its components in a full set of financial statements. The company has adopted this statement as of January 1, 1998 as required. "Foreign Currency Translation Adjustment Total" is the company's only comprehensive income item as defined by the statement. Comprehensive income, including after tax adjustments for foreign currency translation losses, was $4.8 million and $18.8 million, for the quarters ending June 30, 1998 and 1997, respectively, and $5.8 million and $20.6 million for the six month periods ending June 30, 1998 and June 30, 1997, respectively.

NOTE 3 - ACQUISITION AND DISPOSITION OF BUSINESS
On June 11, 1997 the company announced the acquisition of Modu-Line Windows, Inc. for 191,777 shares of Butler stock having a market value of approximately $7 million, plus deferred cash payments and closing costs totaling $.5 million. The company also retired Modu-Line's existing bank debt of approximately $4.5 million. The fair value of assets acquired of $12 million consists primarily of receivables, inventory, and equipment valued at $6.2 million with the remaining amount allocated to goodwill which will be amortized over 40 years.

On June 23, 1997 the company sold the business and substantially all of the assets and liabilities used in the business of the Grain Systems division, an unincorporated division of the company, to CTB, Inc., a privately owned company in Indiana. The business was sold for approximately $34 million in cash. The sale of the Grain Systems division generated an after-tax gain of $13.3 million, or $1.72 per share. Net cash proceeds to the company were approximately $23 million.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased $19.8 million in the first six months of 1998, primarily due to the $35 million private placement of senior notes secured at the end of the first quarter and used to pay down the company's short-term line of credit and fund working capital requirements. For the six months ended June 30, 1998 domestic short term borrowings averaged $20 million for 118 days compared to $29 million for 181 days in 1997.

In June, 1998 the company amended its existing bank credit agreement to extend its expiration date to June, 2001 and to reduce the credit available to $40 million from $50 million. As of June 30, 1998 $1.8 million of the domestic credit line was utilized to provide a bank letter of credit to secure insurance obligations. The company also maintains a separate line of credit of approximately $2.5 million for its United Kingdom subsidiary. Management believes the company's operating cash flow, along with bank credit lines, is sufficient to meet future liquidity requirements.

Capital expenditures were $7.7 million for the first six months of 1998 compared to $13.1 million a year ago. Total capital expenditures are projected to be approximately $18 million in 1998 compared to actual expenditures of $30 million in 1997. Capital expenditures were greater a year ago due to costs incurred to increase capacity in the domestic and international metal buildings businesses, as well as the Architectural Products segment.

On June 16, 1998 the Board of Directors declared a regular dividend of $.14 per share of company common stock payable on July 10, 1998 to shareholders of record on June 26, 1998.

RESULTS OF OPERATIONS

Net sales of $239 million for the quarter ended June 30, 1998 were comparable to the same quarter a year ago. Increased revenue in the company's Architectural Products segment and the domestic buildings business offset the loss of revenue from the Grain Systems division which was sold in June, 1997. For the six months ended June 30, 1998 net sales were $432 million compared with $429 million in 1997 including $19 million of sales from the Grain Systems division.

The second quarter 1998 consolidated gross profit of $41.1 million was also comparable to the $41.3 million recorded a year ago. For the six months ended June 30, 1998 consolidated gross profit was $73 million compared to $73.4 million in 1997. Gross profit increases in the Building Systems, Construction Services and Architectural Products segments, approximated the loss of gross profit dollars due to the sale of the Grain Systems division.

The Building Systems segment's earnings increased on modestly higher sales due to a 16% increase in the domestic metal buildings division's earnings during the first six months of the year. Good results from the domestic metal buildings business more than offset losses incurred by the company's Brazilian building systems business which incurred significant operating losses during the period due to operational difficulties.

Net earnings from operations for the quarter ended June 30, 1998 were $4.9 million or $.64 per common share compared to $19 million or $2.46 per common share in 1997, including $13.3 million, or $1.72 per common share, from the sale of our Grain Systems division. The net earnings from operations for the six months ended June 30, 1998 were $6.1 million or $.79 per common share compared to net operating income of $7.6 million or $.99 per common share last year, including $1.7 million of earnings from the Grain Systems business.

Total backlog of $341 million on June 30, 1998 was up 13% from a year ago. Product backlog was 17% higher, and construction services backlog was 6% lower.

YEAR 2000 UPDATE
Many computer systems used by companies, governments and individuals around the world use only the last two digits to refer to a year. Therefore, these computer programs may not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail or create erroneous results. This has come to be known as the "Year 2000 problem."

The company believes it has identified, or has processes in place to identify, and will be able to address all of its critical Information Technology, Other Technology, and Business Issues ("Business") Year 2000 problems in a timely manner. Costs incurred and expected to be incurred in remediation of the company's Year 2000 problems have not been, nor are they expected to be material.

In 1997, the company reviewed its principal business, manufacturing, and engineering computer systems and applications to determine the impact of the Year 2000 problem on these systems, and to establish a plan to address critical issues ("Compliance Plan"). In 1998, the company engaged a consultant to assess the company's Compliance Plan and its progress toward effecting the Plan in a timely manner. The consultant looked at three areas: Information Technology ("IT"), such as the company's business, manufacturing and engineering systems; Other Technology ("Non-IT") such as telecommunications and manufacturing equipment which contained embedded micro-controllers; and Business Issues related to service providers, vendors and customers. The consultant advised the company that nothing was identified that in and of itself would indicate that the company would not be successful with its Year 2000 compliance efforts.

The company's Compliance Plan identifies important IT and Non-IT risk areas and assigns a priority to each. It also calls for the company to determine whether its significant service suppliers, vendors and customers are Year 2000 compliant and if there would be a material effect on the company's business, results of operations, or financial condition if these parties do not timely become Year 2000 Compliant. It also requires for the company to consider its potential liability to third parties if it is not Year 2000 compliant. These determinations and assessments are underway. Finally, the Compliance Plan requires the company to identify its most reasonably likely worst case Year 2000 problem scenarios and to develop a contingency plan to handle them. These scenarios have yet to be identified or contingency plans, if needed, created.

RECENT ACCOUNTING STANDARD
In June, 1998 the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities with adoption required starting in January 1, 2000. The statement replaces existing pronouncements and requires that every derivative instrument be recorded in the balance sheet as either an asset or liability at its fair value, and changes in a derivative's fair value be recognized in current earnings or other comprehensive income. The company does not expect adoption of this standard to be material.

MANAGEMENT AND BOARD OF DIRECTORS TRANSITION
In June, 1998 the beginning of a transition within the senior management group of the company was announced with the election of John J. Holland as Executive Vice President of the company. He was previously Vice President - Finance of the company, and will be named Chief Executive Officer in 1999, succeeding Robert H. West, the current Chairman and Chief Executive Officer, who announced his decision to retire from the company and its Board of Directors in mid-1999.

It was also announced that Larry C. Miller has been elected Vice President - Finance, succeeding John J. Holland as Chief Financial Officer.

Also, in June it was announced that Robert E. Cook resigned as a member of the Board of Directors of the company due to expanded international management responsibilities at his company. He had been a member of the company's Board of Directors since 1987. Commensurate with his resignation the Board of Directors reduced the number of Directors from ten to nine.

PART II. - OTHER INFORMATION

Item 5.   Other Matters

          Stockholders who intend to present proposals for inclusion in the company's proxy statement for the next annual meeting of stockholders on April 20, 1999 must forward them to the company at BMA Tower (P.O. Box 419917), Penn Valley Park, Kansas City, Missouri 64141-0917,
          ATTENTION: Secretary, so that they are received not later than February 11, 1999. In addition, proxies appointed by the Board may confer discretionary authority to vote on matters which are not included in the proxy statement but which are raised at the annual meetings by stockholders, unless the company is provided notice of the matter on or before January 22, 1999.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          (19) July 16, 1998 letter to shareholders

          (27) Financial Data Schedule

     (b)  Reports on Form 8-K

          The company has not filed any reports on Form 8-K during the quarter ended June 30, 1998.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


BUTLER MANUFACTURING COMPANY


August 11, 1998                             /s/ Larry C. Miller
-----------------------                     ----------------------------------
Date                                        Larry C. Miller
                                            Vice President - Finance Treasurer
                                            and Chief Financial Officer


August 11, 1998                             /s/ Richard O. Ballentine
-----------------------                     ----------------------------------
Date                                        Richard O. Ballentine
                                            Vice President, General Counsel
                                            and Secretary

                                                                      EXHIBIT 99



                                 EXHIBIT INDEX

Exhibit
Number        Description
-------       ------------------------------------------

19            July 16, 1998 Letter to Shareholders

27            Financial Data Schedule