Form 10-Q
period 1998-09-30
BUTLER MANUFACTURING CO
filed 1998-11-13
CIK 15840

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

                       Quarterly Report Under Section 13
                                or 15(d) of the
                        Securities Exchange Act of 1934

                         Commission File No. 001-12335

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                          BUTLER MANUFACTURING COMPANY

                       Incorporated in State of Delaware

                          BMA Tower - Penn Valley Park
                             Post Office Box 419917
                       Kansas City, Missouri  64141-0917

                             Phone:  (816) 968-3000
               I.R.S. Employer Identification Number:  44-0188420

                     Shares of common stock outstanding at
                         September 30, 1998:  7,460,048


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

ITEM 1.    Financial Statements

    (1)    Consolidated Financial Statements (unaudited):


           Consolidated Statements of Operations for the Three and Nine Month
           Periods Ended September 30, 1998 and 1997.                                   3

           Consolidated Balance Sheets as of September 30, 1998 and
           December 31, 1997.                                                           4


           Consolidated Statements of Cash Flows for the Nine Month Periods
           Ended September 30, 1998 and 1997.                                           5

    (2)    Notes to Consolidated Financial Statements                                   6

ITEM 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                       7-9

PART II. - OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K                                            10


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

           For additional comments, refer to the October 15, 1998 letter to shareholders, which is attached as exhibit 19.

                 BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

     For the three and nine month periods ended September 30, 1998 and 1997

                                  (unaudited)
                   ($000's omitted except for per share data)


                                                           Three months ended           Nine months ended
                                                              September 30,                September 30,

                                                       -----------------------      ----------------------
                                                          1998          1997           1998         1997
                                                       ---------     ---------      ---------    ---------
Net sales                                              $ 268,054     $ 241,031      $ 700,355    $ 670,211
Cost of sales                                            222,809       197,149        582,121      552,926
                                                       ---------     ---------      ---------    ---------
  Gross profit                                            45,245        43,882        118,234      117,285


Selling, general and administrative expenses              32,007        30,513         91,611       88,166
                                                       ---------     ---------      ---------    ---------
  Operating income                                        13,238        13,369         26,623       29,119


Other income (expense), net                                (245)            68            406          297
Gain on sale of Grain Systems                                ---           ---            ---       22,000
                                                       ---------     ---------      ---------    ---------
  Earnings before interest and taxes                      12,993        13,437         27,029       51,416
Interest expense                                           1,420           950          4,288        3,860
                                                       ---------     ---------      ---------    ---------
  Pretax earnings                                         11,573        12,487         22,741       47,556


Income tax expense                                         4,840         5,681          9,931       19,862
                                                       ---------     ---------      ---------    ---------
  Net earnings                                         $   6,733     $   6,806      $  12,810    $  27,694
                                                       =========     =========      =========    =========

Basic earnings per common share                        $     .89     $     .87      $    1.68    $    3.61
                                                       =========     =========      =========    =========
Diluted earnings per common share                      $     .88     $     .86      $    1.67    $    3.57
                                                       =========     =========      =========    =========

 Basic weighted average number of shares               7,564,700     7,786,297      7,627,038    7,662,786
 Diluted weighted average number of shares             7,618,435     7,871,803      7,691,510    7,753,125


Net earnings from operations, which excludes the gain on the sale of the Grain Systems division, was $14,395 or $1.85 per share, for the nine months ended September 30, 1997.


          See Accompanying Notes to Consolidated Financial Statements.

                 BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                    September 30, 1998 and December 31, 1997

                                  (unaudited)
                                ($000's omitted)




                                                                        1998            1997
                                                                   ------------    ------------
ASSETS
  Current assets:
    Cash and cash equivalents                                      $     26,762    $      5,515
    Receivables, net                                                    135,096         106,882
    Inventories:
      Raw materials                                                      45,269          38,622
      Work in process                                                     9,547           7,304
      Finished goods                                                     32,134          43,223
      Lifo reserve                                                      (11,893)        (10,858)
                                                                   ------------    ------------
        Total inventory                                                  75,057          78,291



    Real estate developments in progress                                 21,653          22,401
    Deferred tax assets                                                   7,811           7,812
    Other current assets                                                 11,785          12,422
                                                                   ------------    ------------
      Total current assets                                              278,164         233,323


Investments and other assets                                             40,900          35,887
Assets held for sale                                                      9,423           9,423
Property, plant and equipment, at cost                                  247,244         239,747
  Less accumulated depreciation                                        (149,872)       (143,408)
                                                                   ------------    ------------
    Net property, plant and equipment                                    97,372          96,339
                                                                   ------------    ------------
                                                                   $    425,859    $    374,972
                                                                   ============    ============


LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Notes payable                                                  $      1,515    $     21,280
    Current maturities of long-term debt                                  5,861           5,862
    Accounts payable                                                     94,236          72,266
    Dividends payable                                                     1,119           1,069
    Accrued liabilities                                                  65,469          55,846
    Taxes on income                                                       9,179           8,181
                                                                   ------------    ------------
      Total current liabilities                                         177,379         164,504


  Deferred tax liabilities                                                3,561           3,561
  Other noncurrent liabilities                                           15,851          16,423
  Long-term debt, less current maturities                                68,097          33,918


Shareholders' equity:
     Common stock, no par value, authorized 20,000,000
     shares, issued 9,088,200 shares, at stated value                    12,623          12,623
    Cumulative foreign currency translation adjustment                     (372)             26
    Retained earnings                                                   185,517         175,373
                                                                   ------------    ------------
                                                                        197,768         188,022
  Less cost of common stock in treasury, 1,628,152 shares in
   in 1998 and 1,451,205 shares in 1997                                  36,797          31,456
                                                                   ------------    ------------
    Total shareholders' equity                                          160,971         156,566
                                                                   ------------    ------------
                                                                   $    425,859    $    374,972
                                                                   ============    ============

          See Accompanying Notes to Consolidated Financial Statements.

                 BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

          For the nine month periods ended September 30, 1998 and 1997

                                  (unaudited)
                                ($000's omitted)



                                                                                  1998           1997
                                                                              -----------    -----------
Cash flows from operating activities:
  Net earnings                                                                $    12,810    $    27,694
  Adjustments to reconcile net earnings to net cash used
  in operating activities:
    Depreciation and amortization                                                  11,012          9,127
    Gain on sale of Grain Systems                                                     ---        (13,299)
    Equity in earnings of joint ventures                                             (156)          (207)
  Change in asset and liabilities, net of businesses acquired and sold:
    Receivables                                                                   (28,214)        (7,606)
    Inventories                                                                     3,234        (18,207)
    Real estate developments in progress                                              748            592
    Other current assets                                                              638         (3,721)
    Current liabilities excluding short-term debt                                  32,591          5,745
                                                                              -----------    -----------
      Net cash provided by operating activities                                    32,663            118




Cash flows from investing activities:
  Capital expenditures                                                            (10,301)       (20,140)
  Sale of Grain Systems                                                               ---         33,748
  Acquisition of new businesses                                                       ---         (7,697)
  Other, net                                                                       (6,512)        (1,611)
                                                                              -----------    -----------
      Net cash provided (used) by investing activities                           (16,813)          4,300




Cash flows from financing activities:
  Payment of dividends                                                             (3,214)        (2,751)
  Proceeds from issuance of long-term debt                                         35,000            790
  Repayment of long-term debt                                                        (821)          (533)
  Net change in short-term debt                                                   (19,766)        (4,031)
  Sale and issuance of treasury stock                                                 781            783
  Purchase of treasury stock                                                       (6,121)        (1,035)
  Other, net                                                                          (64)         2,618
                                                                              -----------    -----------
      Net cash provided (used) by financing activities                              5,795        (4,159)


  Effect of exchange rate changes on cash                                           (398)          (860)
                                                                              -----------    -----------
    Net increase (decrease) in cash and cash equivalents                           21,247          (601)
  Cash and cash equivalents at beginning of year                                    5,515          2,013
                                                                              -----------    -----------


Cash and cash equivalents at September 30                                     $    26,762    $     1,412
                                                                              ===========    ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
The company purchased all of the capital stock of Modu-Line Windows, Inc. on June 11, 1997 for 191,777 shares of the company's common stock issued from the treasury, plus deferred cash payments and closing costs totaling $.5 million. The company also retired Modu-Line's existing bank debt of $4.5 million. In conjunction with the acquisition, the value of treasury stock issued is shown below:

    Fair value of assets acquired                                     $11,982
    Cash paid                                                           4,982
                                                                      -------
    Treasury stock issued for purchase of capital stock               $ 7,000
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

Comprehensive Income
In June, 1997 the Financial Accounting Standards Board issued FASB Statement No. 130, "Reporting of Comprehensive Income" which requires reporting and display of comprehensive income and its components in a full set of financial statements. The company has adopted this statement as of January 1, 1998 as required. "Foreign Currency Translation Adjustment" is the company's only comprehensive income item as defined by the statement. Comprehensive income, including after tax adjustments for foreign currency translation losses, was $6.8 million and $6.7 million, for the quarters ending September 30, 1998 and 1997, respectively, and $12.6 million and $27.1 million for the nine month periods ending September 30, 1998 and September 30, 1997, respectively.

NOTE 3 - ACQUISITION AND DISPOSITION OF BUSINESS
On June 11, 1997 the company announced the acquisition of Modu-Line Windows, Inc. for 191,777 shares of Butler stock having a market value of approximately $7 million, plus deferred cash payments and closing costs totaling $.5 million. The company also retired Modu-Line's existing bank debt of approximately $4.5 million. The fair value of assets acquired of $12 million consisted primarily of receivables, inventory, and equipment valued at $6.2 million with the remaining amount allocated to goodwill which will be amortized over 40 years.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents increased $21.2 million in the first nine months of 1998, primarily due to the $35 million private placement of senior notes secured at the end of the first quarter and used to pay down the company's short-term line of credit and fund working capital requirements. For the nine months ended September 30, 1998 domestic short term borrowings averaged $20 million for 118 days compared to $23 million for 242 days in 1997.

In June, 1998 the company amended its existing bank credit agreement to extend its expiration date to June, 2001 and to reduce the credit available to $40 million from $50 million. As of September 30, 1998 $1.8 million of the domestic credit line was utilized to provide a bank letter of credit to secure insurance obligations. The company also maintains a separate line of credit of approximately $2.5 million for its United Kingdom subsidiary. Management believes the company's operating cash flow, along with bank credit lines, is sufficient to meet future liquidity requirements.

Capital expenditures were $10.3 million for the first nine months of 1998 compared to $20.1 million a year ago. Total capital expenditures are projected to be approximately $16 million in 1998 compared to actual expenditures of $30 million in 1997. Capital expenditures were greater a year ago due to costs incurred to increase capacity in the domestic and international metal buildings businesses, as well as the Architectural Products segment.

Through early October, 1998 the company had repurchased 312,000 shares of its common stock and had 299,000 shares remaining under the current repurchase authorization.

On September 15, 1998 the Board of Directors voted to increase the company's regular quarterly dividend to $.15 per share of common stock payable on October 15, 1998 to shareholders of record as of the close of business on October 1, 1998.

The Board also declared a dividend distribution of one preferred share purchase right for each outstanding share of common stock, to replace its rights plan which expired on September 30, 1998. The dividend was made to holders of record of common shares on October 1, 1998 upon expiration of the outstanding rights. The rights will be exercisable only if a person or group acquires 15% or more of Butler's common stock or announces a tender offer, the consummation of which will result in ownership by a person or group of 15% or more of the common stock. The rights will expire on September 30, 2008.

RESULTS OF OPERATIONS
Net sales of $268 million for the quarter ended September 30, 1998 increased 11% compared to the same quarter a year ago. The Building Systems, Architectural Products, and Construction Services segments all contributed to the increase in sales. For the nine months ended September 30, 1998 net sales were $700 million, an increase of 8% from last year excluding prior year sales of Grain Systems which was sold in June, 1997.

The third quarter 1998 consolidated gross profit of $45.2 million compared to $43.8 million recorded a year ago. For the nine months ended June 30, 1998 consolidated gross profit was $118.2 million compared to $117.3 million in 1997. The increase in gross profit in the Building Systems, Construction Services and Architectural Products segments, offset the loss of gross profits from the Grain Systems division sale.

The Building Systems segment's earnings increased on modestly higher sales due to a 10.7% increase in the domestic metal buildings division's earnings during the first nine months of the year. Improved results from the domestic metal buildings business, Lester wood framed buildings division, and export operations offset losses in the company's Brazilian building systems business. The Construction Services segment reported higher earnings for the nine month period due in part to more effective project execution. Earnings were also higher for the continuing operations in the Architectural Products group.

Net earnings from operations for the quarter ended September 30, 1998 were $6.7 million or $.88 per common share, which were comparable with the same period a year ago. Net earnings from operations for the nine months ended September 30, 1998 were $12.8 million or $1.67 per common share compared to net operating income of $14.4 million or $1.85 per common share last year, excluding $13.3 million or $1.72 per common share from the gain on the sale of the Grain Systems division. Third quarter and year-to-date 1998 net earnings from operations were lower due to a delay in closing the sale of sizable Butler Real Estate projects anticipated to be accomplished in September. One of these projects closed in October.

Total backlog of $327 million on September 30, 1998 was up 3% from a year ago. Product backlog was 5% higher which balanced the construction backlog which was 10% lower.

YEAR 2000 UPDATE
Many computer systems used by companies, governments and individuals around the world use only the last two digits to refer to a year ("98" for 1998). Therefore, these computer programs may not properly distinguish between a year that begins with "20" versus one beginning with "19". If not corrected, many computer applications could fail or create erroneous results. This has come to be known as the "Year 2000 (Y2K) problem."

The company believes it has identified, or has processes in place to identify, and will be able to address all of its critical Information Technology, Other Technology, and Business Issues Year 2000 problems in a timely manner. Costs incurred and expected to be incurred in remediation of the company's Year 2000 problems are expected to be immaterial.

In 1997 the company reviewed its principal business, manufacturing, and engineering computer systems and applications to determine the impact of the Year 2000 problem on these systems, and to establish a plan to address critical issues ("Compliance Plan"). In early 1998, the company engaged a consultant to assess the company's Compliance Plan and its progress toward effecting the Plan
in a timely manner.   The consultant looked at three areas:  Information
Technology ("IT"), such as the company's business, telecommunications, manufacturing and engineering systems; Other Technology ("Non-IT") such as manufacturing equipment which contained embedded micro-controllers; and Business Issues related to service providers, vendors and customers. The consultant advised the company that nothing was identified that in and of itself would indicate that the company would not be successful with its Year 2000 compliance efforts.

In mid-1998 the company established a Year 2000 Project Office responsible for the day-to-day oversight and coordination of the Y2K Compliance Plan, including assessment, remediation or compliance (which includes testing), and reporting efforts. This office reports to the Executive Vice President of the Company and
the Company's Board of Directors.   A manager at each company business unit has
been assigned the responsibility for coordination and reporting on "IT", "Non-IT", and "Business Issue" compliance efforts, including any contingency plans if needed. Status reports are reviewed, evaluated and summarized monthly by the Y2K Project Office.

     INFORMATION TECHNOLOGY: The assessment phase of the IT process was completed in 1997. The company is currently in the remediation or compliance phase. Currently, individual business units are at various stages of compliance. However, it is estimated that in total the company is approximately 40% complete with the compliance phase of the project.

     OTHER TECHNOLOGY: The assessment phase of the Non-IT process began in 1998. This started with an inventory of all computer controlled and networked manufacturing equipment to determine if date functions existed in their controllers and whether they were compliant. This phase of the Non-IT process is substantially complete. Subsequent phases include remediation of equipment controls which are non-compliant. To-date it is estimated that in total the company is approximately 60% complete with all phases of the Non-IT plan, including remediation.

     BUSINESS ISSUES: The assessment of the Business Issues portion of the Y2K plan began in 1998. This phase of the company's plan began with identification of key service providers, vendors, and customers by each business unit. Company business units have begun to contact key service providers, vendors, and customers to assess their Y2K readiness. To-date the company is approximately 10% complete with all phases of its Business Issues plan.

Successful completion of the company's Y2K Compliance Plan is dependent upon timely Year 2000 compliance by key third parties. If they are not compliant there could be a material adverse effect on the company's business, results of operations, or financial condition. The Compliance Plan also requires the company to consider its potential liability to third parties if it is not Year 2000 compliant. These determinations and assessments are still underway as noted above. Finally, the Compliance Plan requires the company to identify its most reasonably likely worst case Year 2000 problem scenarios and to develop a contingency plan to handle them. These scenarios have yet to be identified or contingency plans, if needed, created.

MANAGEMENT TRANSITION
In September, 1998 the Board of Directors elected Paul F. Liljegren Treasurer of the company. Mr. Liljegren, previously Vice President - Controller of the company's Lester Building Systems Division, replaces Larry C. Miller who was elected Vice President - Finance in June, 1998.

PART II. - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

     (a)   Exhibits

           (19) October 15, 1998 letter to shareholders

           (27) Financial Data Schedule

     (b) Reports on Form 8-K

         The company filed a report on Form 8-K on September 23, 1998 disclosing the declaration of a dividend of one preferred share purchase right for each outstanding share of common stock.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



BUTLER MANUFACTURING COMPANY



November 12, 1998                            /s/ Larry C. Miller
-----------------                            -----------------------------------
Date                                         Larry C. Miller
                                             Vice President - Finance
                                             and Chief Financial Officer



November 12, 1998                            /s/ Richard O. Ballentine
-----------------                            -----------------------------------
Date                                         Richard O. Ballentine
                                             Vice President, General Counsel
                                             and Secretary

                                                                      Exhibit 99

                                 EXHIBIT INDEX


Exhibit
Number              Description
-------             ---------------------------------------

19                  October 15, 1998 Letter to Shareholders

27                  Financial Data Schedule