Form 10-K
period 1998-12-31
BUTLER MANUFACTURING CO
filed 1999-03-29
CIK 15840

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of The Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 1998

                          BUTLER MANUFACTURING COMPANY
                           BMA Tower, Penn Valley Park
                                (P.O. Box 419917)
                        Kansas City, Missouri 64141-0917
                            Telephone: (816) 968-3000

                      Incorporated in the State of Delaware

                            COMMISSION FILE NO. 0-603

                               IRS No. 44-0188420

    The Company has no securities registered pursuant to Section 12(g) of the Act. The only class of stock outstanding consists of Common Stock having no par value 7,281,998 shares of which were outstanding at December 31, 1998. The Common Stock and related Preferred Share Purchase Rights are registered pursuant to Section 12(b) of the Act.

    The aggregate market value of the Common Stock of the Company held by non-affiliates, based upon the last sales price of such stock on February 22, 1999 was $167,473,413.

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

    The following documents are incorporated herein by reference:

(1) Butler Manufacturing Company 1998 Annual Report, pages 14 through 32 (the "Annual Report" incorporated into Part II).

(2) Butler Manufacturing Company Notice of Annual Meeting of Stockholders and Proxy Statement, dated March 10, 1999 (the "Proxy
        Statement" incorporated into Parts I and III).

                          BUTLER MANUFACTURING COMPANY

                                    FORM 10-K

                                   -----------


                   For the Fiscal Year Ended December 31, 1998

                                    CONTENTS

                                                                          Page
PART I
   Item 1.   Business....................................................    3

   Item 2.   Properties..................................................    6

   Item 3.   Legal Proceedings...........................................    7

   Item 4.   Submission of Matters to a Vote of Security Holders.........    7

PART II

   Item 5.   Market for Registrant's Common Equity
             and Related Stockholder Matters.............................    7

   Item 6.   Selected Financial Data.....................................    7

   Item 7.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations...............    8

   Item 7A.  Quantitative and Qualitative Disclosure About Market
             Risk .......................................................    8

   Item 8.   Financial Statements and Supplementary Data.................    8

   Item 9.   Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure......................    8

PART III

   Item 10.  Directors and Executive Officers of the Registrant..........    8

   Item 11.  Executive Compensation......................................   10

   Item 12.  Security Ownership of Certain Beneficial
             Owners and Management.......................................   10

   Item 13.  Certain Relationships and Related Transactions..............   10

PART IV

   Item 14.  Exhibits, Financial Statement Schedules and Reports
             on Form 8-K.................................................   10

SIGNATURES...............................................................   14

CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS......................   16

FINANCIAL STATEMENT SCHEDULES............................................  S-1

                                     PART I

Item 1.Business

(a) General Description of Business

      The Company was founded as a partnership in 1901. It was incorporated in Missouri in 1902 and reincorporated in Delaware in 1969. Its corporate headquarters are located in Kansas City, Missouri, and principal plants and offices are operated throughout the continental United States. Principal international operations are conducted through Butler Building Systems, Ltd., a wholly owned United Kingdom subsidiary and Beker Kft, a majority owned Hungarian joint venture, Butler Shanghai Inc., a Chinese wholly owned subsidiary, Butler do Brazil Limitada, a South American wholly owned subsidiary and Saudi Building Systems Ltd. a Saudi Arabian joint venture.

      The Company and its subsidiaries are primarily engaged in the marketing, design and production of systems and components for nonresidential structures. Products and services fall into four principal business segments: (1) Building Systems, consisting primarily of custom designed and pre-engineered steel and wood frame building systems for commercial, community, industrial and agricultural uses; (2) Architectural Products, consisting primarily of curtain wall and storefront systems, custom window systems, skylights and roof vents for low-rise, medium-rise and high-rise nonresidential buildings; (3) Construction Services, providing construction management services for purchasers of large, complex or multiple site building projects; and (4) Real Estate, providing build-to-suit-to-lease development services for corporations who prefer to lease rather than own their facilities.

      The Company's products are sold primarily through independent dealers. Other Company products are sold through a variety of distribution arrangements.

(b) Financial Information about Industry Segments

      The information required by Item 1(b) is incorporated by reference to pages 25 through 26 of the Company's Annual Report, of which pages 14 through 32 are attached as Exhibit 13.1 to this report. See also items 6, 7, 7A, and 8 of this report.

(c) Narrative Description of Business

Building Systems

      The Company's largest segment, Building Systems, includes the U.S. steel and wood frame pre-engineered building systems; Butler European operations consisting of wholly owned subsidiaries in the United Kingdom, France, and Germany, and Beker Kft., a 90% owned joint venture in Hungary; Butler Shanghai Inc., a wholly owned Chinese subsidiary, and Butler do Brasil Limitada, a wholly owned South American subsidiary; and a 30% owned Saudi Arabian joint venture (Saudi Building Systems, Ltd.)a manufacturer of metal building systems.

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

       In December 1997 the Company formed Innovative Building Technology, Inc. to design, engineer, market and erect panelized buildings for the smaller commercial buildings segment. Products are manufactured at existing facilities in Lester Prairie, Minnesota and Ottawa, Kansas.

       In  December  1998  the  Company   announced  the  restructuring  of  its
International operations leading to the closing of its United Kingdom and Brazilian pre-engineered steel frame buildings manufacturing plants. In 1999 the European manufacturing operations will shift to an expanded facility in Nyiregyhaza, Hungary acquired in late 1996 with the acquisition of a 90% interest in Beker Kft. European requirements will be provided by the Hungarian facility and a manufacturing alliance formed with a European supplier.

       Saudi Building Systems, Ltd. manufactures pre-engineered steel frame buildings for Middle Eastern markets at manufacturing facilities located in Jeddah, Saudi Arabia. The Company serves the Canadian market through a branch office in Burlington, Ontario.

      The U.S. export operation is focused on sales and marketing in the Central American, Caribbean and select Latin American markets, including Brazil. Shipments are sourced primarily from Butler's U.S. plants.

       Building Systems' products are distributed throughout the world by independent Butler dealers. The dealers provide construction services and in many cases complete design and engineering capabilities.

       Nonresidential pre-engineered buildings compete with ordinary forms of building construction in the low-rise commercial, community, industrial and agricultural markets. Competition is primarily based upon cost, time of construction, appearance, thermal efficiency, and other specific customer requirements.

       The Company also competes with numerous pre-engineered steel frame building manufacturers doing business within the United States, Canada, Europe, South America and China. The Company believes that its 1998 sales of steel frame pre-engineered building systems within the United States exceeded those of any other nonresidential steel frame pre-engineered building systems manufacturer, with its next largest competitors being NCI Building Systems, Inc., V.P. Buildings (previously Varco-Pruden Buildings), a division of the LTV Corporation, American Buildings Company and Ceco and Star Buildings Systems combined, a division of Robertson - Ceco Corporation. Competition among manufacturers of pre-engineered buildings is based primarily upon price, service, product design and performance and marketing capabilities.

       Lester Building Systems, the Company's wood frame buildings business, ranks second in sales to the industry leader, Morton Buildings, Inc., a manufacturer which sells direct to the end user.

Architectural Products

       This segment includes the operations of the Vistawall group which designs, manufactures and sells aluminum curtain wall systems for mid and high-rise office markets, entry doors, custom architectural window systems, translucent roof and wall systems, custom and standard skylights and other standard storefront products for low-rise retail and commercial markets. In early 1997 the Vistawall group acquired the assets of Rebco West, Inc., a West Coast manufacturer and distributor of entrance doors and storefront products. In June 1997 the Vistawall group acquired the stock of Moduline Windows Inc., a Wisconsin based manufacturer of architectural window systems for the nonresidential buildings market. The Vistawall group's products are distributed on a material supply basis to either curtain wall erection subcontractors or general contractors, and through distribution warehouses to glazing contractors for storefront and entry door applications. Manufacturing and distribution facilities are located in Warwick, Rhode Island; Atlanta and Newnan, Georgia; Modesto, Hayward and Rancho Cucamonga, California; Cincinnati and Cleveland, Ohio; Terrell, Houston and Dallas, Texas; Tampa, Florida; Washington, D.C.; Chicago, Illinois; St. Louis, Missouri; Seattle, Washington; and Wausau, Wisconsin. In 1997 Vistawall completed the expansion of its Terrell, Texas operation with the addition of facilities to house a second extrusion press, and additional painting operations.

       The Division operates in highly competitive markets with other national manufacturers which operate multiple plants and distribution facilities and with regional manufacturers. Competition is primarily based on price, engineering and installation capabilities, delivery, appearance and other specific customer requirements.

      Prior to 1997 the Grain Systems Division was included in this business segment which was previously designated as "Other Building Products". In June 1997 the Company sold its Grain Systems Division which manufactured and marketed grain storage bins, and also distributed grain conditioning and handling equipment. The business was sold to CTB, Inc.

Construction Services

      The Company's Construction Services segment consists of Butler Construction, a wholly-owned construction subsidiary formally known as BUCON, Inc. providing comprehensive design, planning, execution and construction management services to major purchasers of construction. Butler Heavy Structures is an operating unit of Butler Construction serving markets requiring large complex building designs using heavy fabricated mill steel in combination with Butler's pre-engineered secondary structural and metal cladding systems. Revenues of the Construction Services segment are derived primarily from general contracting. In addition, the segment performs "furnish and erect" and "materials only" subcontracts using products from several Company divisions, predominantly the Company's Buildings Division. Butler Construction's competition is primarily based upon price, time necessary to complete a project, design, and product performance. This business segment competes with international, national, regional and local general contracting firms, and whenever possible, performs projects in conjunction with independent Butler dealers.

Real Estate

       This business segment consists soley of Butler Real Estate, Inc., a wholly-owned subsidiary of the Company, and provides value-added real estate development and leasing services to major corporations in cooperation with Butler dealers. Butler Real Estate functions as a development and financing source during the lead procurement and construction process. On the basis of commitments to lease obtained from credit worthy customers, Butler Real Estate, Inc., acquires building sites, arranges with Butler dealers for construction of build-to-suit projects, then sells the completed projects to permanent investors when the facilities are occupied by lessees.

Manufacturing and Materials

       The Company's manufacturing facilities include most conventional metal fabricating operations, such as punching, shearing, welding, extruding and forming of sheet and structural steel and aluminum. The Company also operates painting and anodizing lines for structural steel and aluminum components, respectively. Wood frame manufacturing operations include sawing and truss fabrication. The principal materials used in the manufacture of Company products include steel, aluminum, wood and purchased parts. Materials are presently available in sufficient quantities to meet current Company needs.

Seasonal Business

      Historically, the Company's sales and net earnings have been affected by cycles in the general economy which influence nonresidential construction markets (see in particular Item 7 of this report). The Company also experiences seasonal demand for products and services. Sales for the first, second, third, and fourth quarters of 1998 were $194 million, $239 million, $268 million, and $262 million, respectively.

Backlog

      The Company's backlog of orders believed to be firm was $317 million at December 31, 1998, up 11% from a year ago.

Employees

      At December 31, 1998 the Company employed 5,171 persons, 4,268 of whom were non-union employees, and 903 were hourly paid employees who were members of three unions. At December 31, 1997 the Company employed 5,117 persons.

Item 2.Properties

      The principal plants and physical properties of the Company consist of the manufacturing facilities described under Item 1 and the Company's executive offices in Kansas City. Through a subsidiary, the Company also owns a land development venture with property located on approximately an 85 acre site in San Marcos, Texas. The property is recorded as "Assets held for sale" and described in a footnote on page 25 in the Company's Annual Report. All other plants and offices described under Item 1 are utilized by the Company and are generally suitable and adequate for the business activity conducted therein. The Company's manufacturing facilities described under Item 1, along with current outsourcing agreements with various domestic and foreign fabricators, provide production capabilities sufficient to meet current and foreseeable needs.

      Except for leased facilities listed below, all of the Company's principal plants and offices are owned:

(1) Leased space used for the Company's executive offices in Kansas City, Missouri (122,000 sq. ft. lease expiring in the year 2001 with an option to renew).

(2) Leased space used for the Vistawall Division plant in Terrell, Texas (145,000 sq. ft. and 121,000 sq. ft. with leases expiring in 2000 and 2006, respectively, both containing options to renew), and fabrication and distribution facilities in Dallas and Houston, Texas; St. Louis, Missouri; Chicago, Illinois; Washington, D.C.; Cincinnati and Cleveland, Ohio; Atlanta and Newnan, Georgia; Tampa, Florida; Seattle, Washington; Modesto, Hayward, and Rancho Cucamonga, California; Warwick, Rhode Island; and Denver, Colorado (483,000 sq. ft. leased with various expiration dates).

(3) Leased space used for Bucon, Inc. and Innovative Building Technology offices in Kansas City, Missouri (74,000 sq. ft. lease expiring in the year 2007).

(4)    The Company also leases various sales offices throughout the world.

Item 3. Legal Proceedings.

       There are no material legal or environmental proceedings pending as of March 10, 1999, nor does the Company have any known material environmental contingencies as of this date. Proceedings which are pending consist of matters normally incident to the business conducted by the Company and taken together do not appear to be material.

Item 4. Submissions of Matters to a Vote of Security Holders.

       No matters have been submitted to a vote of stockholders since the last annual meeting of stockholders on April 21, 1998

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
        Matters.

        Incorporated by reference to the information under "Quarterly  Financial
Information  (Unaudited)",   "Price  Range  of  Common  Stock  (Unaudited)"  and
"Historical Review 1998-1994" on pages 31 and 32 of the Annual Report.

        In September 1998 the Company increased its cash dividend from 14 cents to 15 cents per share to shareholders of record as of October 1. The Company has limited restrictions on the payment of dividends based on certain debt covenants of Note Agreements dated June 1, 1994, between the Company and four insurance companies and the Note Agreement dated March 1, 1998, with an insurance company (incorporated by reference to the Forms 10-Q for the quarters ended June 30, 1994, and March 31, 1998 as indicated under Item 14). The Company had approximately $13 million of retained earnings available for cash dividends at December 31, 1998.

Item 6. Selected Financial Data.

        Incorporated by reference to the information under "Historical Review 1998-1994" on page 32 of the Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Incorporated  by  reference  to  the  information  under   "Management's
Discussion and Analysis of Financial Condition and Results of Operations" on pages 14 through 17 of the Annual Report.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

        Incorporated by reference to page 15 of the Annual Report to the information under "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Item 8. Financial Statements and Supplementary Data.

       Incorporated by reference to the consolidated financial statements and related notes on pages 18 through 32 of the Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        On April 15, 1997, the Audit Committee of the Board of Directors of the Company, chose to engage Arthur Andersen LLP as independent accountants to audit the financial statements of the Company rather than reengage KPMG LLP.

        The report of KPMG LLP for the year ending December 31, 1996, contains no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. Subsequent to December 31, 1996 there have been no disagreements between the Butler Manufacturing Company and KPMG LLP.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

       Information as to Directors is incorporated herein by reference to pages 2 through 5 of the Proxy Statement. The Executive Officers, their ages, their positions and offices with the Company and their principal occupations during the past five years are shown below:

Corporate Executive Officers

Robert H. West - age 60, Chairman of the Board and Chairman of the Executive Committee. He joined the Company in 1968, became President in 1978 and Chairman of the Board and Chief Executive Officer in 1986. He relinquished his CEO responsibilities on January 19, 1999. Mr. West is a director of Commerce Bancshares, Inc., Burlington Northern Santa Fe Corporation, Kansas City Power & Light Company, and Saint Luke's Shawnee Mission Health System. He is a trustee of the University of Missouri at Kansas City.

John J. Holland - age 48, President and Chief Executive Officer and member of the Board Executive Committee; He joined Butler in 1980 and became Vice President - Controller in 1986, Vice President-Finance in 1990, Executive Vice President in 1998 and President and Chief Executive Officer in 1999. Mr. Holland is a director of Commerce Fund, a mutual fund; an advisory director of Allendale Insurance Company, and a director of Saint Luke's Hospital. He is a former chairman of Heart of America Family Services.

Donald H. Pratt - age 61, Vice Chairman and member of the Board Executive Committee; has been a director since 1979. He joined Butler in 1965, became Executive Vice President in 1980, President of the Company in 1986 and Vice Chairman in 1999. Mr. Pratt is also a director of American Century Mutual Funds, a director of Atlas-Copco North America Inc. and is a trustee of the Midwest Research Institute.

Richard S. Jarman - age 52, Executive Vice President since 1999. He joined the Company in 1974 and became President of the Buildings Division in 1986. Mr. Jarman is a director and former chairman of the Metal Buildings Manufacturers Association and a member if its Executive Committee, and a director of Mid-America Coalition on Health Care. He is a past chairman of INROADS, Kansas City.

Richard O. Ballentine - age 62, Vice President, General Counsel, and Secretary since 1978. He joined Butler in 1975 as Vice President-Legal.

Barbara B. Bridger - age 41, Vice President- Human Resources since 1998. She joined Butler in 1980 and previously was Vice President- Human Resources for the Buildings Division.

John T. Cole - age 48, Controller since 1990. He joined Butler in 1977 and previously was Corporate Audit Manager.

John W. Huey - age 51, Vice President-Administration since 1993 and Assistant General Counsel and Assistant Secretary since 1987. He joined Butler in 1978.

Paul F. Liljegren - age 44, Treasurer since 1998. He joined Butler in 1979 and previously was Vice President and Controller of Lester Building Systems.

Larry C. Miller - age 42, Vice President-Finance since 1998. He joined Butler in 1980 and became Assistant Treasurer in 1985 and Treasurer in 1989.

Division Executive Officers

Moufid (Mike) Alossi - age 56, President, Butler Shanghai Inc., since 1997. He joined Butler in 1968 and was previously President of Butler World Trade and Vice President-International Sales and Marketing.

Hans G. Berger - age 51, Managing Director, Butler Europe since 1995. He previously was Managing Director, Butler Bausysteme GmbH from 1993 to 1995 and Vice President-Engineering, Butler Canada from 1986 to 1992.

Marc S. Hafer - age 41, President, Lester Building Systems since 1996. From 1993 to 1996 he was President of Walker Systems, Inc., a subsidiary of Wiremold, Inc. He was Vice President-Sales and Marketing of the Company's Walker Division from 1991 to 1993. He first joined Butler in 1988.

Thomas J. Hall - age 53, President, Butler Real Estate, Inc. since 1991. He joined Butler in 1969, and was named Vice President and General Manager of Butler Real Estate, Inc. in 1987.

Charles E. Hatch - age 51, Managing Director, Butler do Brasil, Ltda since 1997. He first joined Butler in 1981.

William L.Johnsmeyer - age 51, President Butler Construction (Bucon, Inc.) since 1990. He joined Butler in 1982 and became President, Walker Division in 1984.

Ronald E. Rutledge - age 57, President Vistawall Division since 1984 when he joined Butler.

Clyde E. Wills, Jr. - age 53, President, Buildings Division since 1999. He first joined Butler in 1972. He previously was Senior Vice President of Operations, Building Division from 1992 to 1997 and was President, International Division.

Lavon Winkler - age 42, President, Innovative Building Technology since 1999. He first joined Butler in 1979 and became Operations Manager, Innovative Building Technology in 1998.

Item 11. Executive Compensation.

       Incorporated by reference to the information under "Report on Executive Compensation", "Summary Compensation Table", "Option Grants During 1998", "Aggregated Option Exercises and Fiscal Year-End Option Value Table", and "Pension Plan Table" on pages 9 through 14 of the Proxy Statement.

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


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K.

         The following documents are filed as part of this report:

(a)      Financial Statements:

         - "Report of Independent Public Accountants" for the two-year period ended December 31, 1998 and "The Report of Independent Public Accountants" for the year ended December 31, 1997.

         - Consolidated Balance Sheets as of December 31, 1998 and 1997.

         - Consolidated Statements of Earnings and Retained Earnings for years Ended December 31, 1998, 1997 and 1996. - Consolidated Statements of Comprehensive Income for years ended December 31,1998, 1997, and 1996

         - Consolidated Statements of Cash Flows for years ended December 31, 1998, 1997 and 1996.

         - Notes to Consolidated Financial Statements.

         The foregoing have been incorporated by reference to the Annual Report as indicated under Item 8.

(b)  Financial Statement Schedules:

     Auditors' Reports on Financial Statement and Schedule II, Valuation and Qualifying Accounts.

     All other schedules are omitted because they are not applicable or the information is contained in the consolidated financial statements or notes thereto.

(c)  Exhibits:

     3.1 Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Company's form 10-Q for the quarter ended, March 31,
          1996).

     3.2 Bylaws of Butler Manufacturing Company as amended effective January 19, 1999.

     4.1 Note Agreement between the Company and four Insurance Companies dated as of June 1, 1994 (incorporated by reference to Exhibit 4 of the Company's Form 10-Q for the quarter ended June 30, 1994).

     4.2 Note Agreement between the Company and an Insurance Company dated as of March 1, 1998 (incorporated by reference to Exhibit 4 of the Company's Form 10-Q for the quarter ended March 31, 1998).

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

      10.8 Butler Manufacturing Company Stock Incentive Plan of 1996 (incorporated by reference to Exhibit 4(a) to the Company's Registration Statement Number 333-02557 on S-8 filed April 17,
            1996).

      10.9 Butler Manufacturing Company Director Stock Compensation Program (incorporated by reference to Exhibit 10.9 to the Company's December 31, 1997 Form 10-K).

      10.10 Butler Manufacturing Company Restricted Stock Compensation Program of 1996 (incorporated by reference to Exhibit 10.10 to the Company's December 31, 1997 Form 10-K).


      10.11 Asset Purchase Agreement dated March 31, 1997 between Butler Manufacturing Company and CTB, Inc. relating to the sale of the Company's Grain Systems Division (incorporated by reference to Exhibit (2) to the Company's form 8-K dated June 23, 1997.

      13.1 Butler Manufacturing Company 1997 Annual Report Pages 14 through 32 only (the information expressly incorporated herein by reference).

      13.2 KPMG LLP's "Report of Independent Public Accountants" for the year ended December 31, 1996.

      22.0 Set forth below is a list as of February 19, 1999 of subsidiaries of the Company and their respective jurisdictions of incorporation. Subsidiaries not listed, when considered in the aggregate as a single subsidiary, do not constitute a significant subsidiary.


                                                              Jurisdiction of
      Subsidiary                                              Incorporation
       ----------                                              -------------
      Butler Argentina, S.A.                                  Argentina
      Butler do Brasil Limitada                               Brazil
      Butler Export, Inc.                                     Barbados
      Butler Building Systems, Ltd.                           Scotland
      Butler Europe GmbH                                      Germany
      Butler Systemes de Construction SARL                    France
      BMC Real Estate, Inc.                                   Delaware
      BUCON, Inc.                                             Delaware
      Butler Pacific, Inc.                                    Delaware
      Butler Real Estate, Inc.                                Delaware
      Butler, S.A. de C.V.                                    Mexico
      Butler (Shanghai) Inc.                                  China
      Butler Holdings, Inc.                                   Delaware
      Beker Kft                                               Hungary
      Comercial Butler Limitada                               Chile
      Innovative Building Technology, Inc.                    Delaware
      Lester's of Minnesota, Inc.                             Minnesota
      Lester Holdings, Inc.                                   Delaware
      Moduline Windows, Inc.                                  Wisconsin

      23.1 Consent of Arthur Andersen LLP (incorporated by reference to page 16 of this report).

      23.2 Consent of KPMG LLP (incorporated by reference to page 17 of this report).

      24.0  Power of Attorney to sign this Report by each director.

      27.0  Financial Data Schedule.

      The Company filed a report on Form 8-K on January 7, 1999 disclosing an announced restructuring and asset impairment charge in the fourth quarter. It also announced an authorization by the Board of Directors to purchase shares of Company stock from time to time, replacing a prior authorization announced in June, 1997.

      The calculation of the aggregate market value the Company's Common Stock held by non-affiliates shown on the front of the cover page assumes that directors are affiliates. Such assumption does not reflect a belief by the Company or any director that any director is an affiliate of the Company.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of March, 1999.

                                               BUTLER MANUFACTURING COMPANY

                                               BY /S/ John J. Holland
                                                 _____________________________
                                                     John J. Holland
                                                      President-CEO

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the dates indicated.

/S/ Robert H. West              Chairman of the Board             March 25, 1999
------------------------------
    Robert H. West

/S/ Donald H. Pratt             Vice Chairman-Director            March 25, 1999
------------------------------
    Donald H. Pratt

/S/ John J. Holland             President-CEO                     March 25, 1999
------------------------------  (Principal Executive Officer)
    John J. Holland

/S/ Richard S. Jarman           Executive VP                      March 25, 1999
------------------------------
    Richard S. Jarman

/S/ Larry C. Miller             Vice President-Finance            March 25, 1999
------------------------------  (Principal Financial Officer)
    Larry C. Miller

/S/ John T. Cole                Controller                        March 25, 1999
------------------------------  (Principal Accounting Officer)
    John T. Cole

/S/ Harold G. Bernthal       *  Director                          March 24, 1999
------------------------------
    Harold G. Bernthal

/S/ Gary M. Christensen      *  Director                          March 24, 1999
------------------------------
    Gary M. Christensen

/S/ Alan M. Hallene          *  Director                          March 24, 1999
------------------------------
    Alan M. Hallene

/S/ C.L. William Haw         *  Director                          March 24, 1999
------------------------------
    C.L. William Haw

/S/ Robert J. Novello        *  Director                          March 24, 1999
------------------------------
    Robert J. Novello

/S/ Robert J. Reintjes, Sr.  *  Director                          March 24, 1999
------------------------------
    Robert J. Reintjes, Sr.

/S/ Judith A. Rogala         *  Director                          March 24, 1999
------------------------------
    Judith A. Rogala

/S/ Gary L. Tapella          *  Director                          March 24, 1999
------------------------------
    Gary L. Tapella

Richard O. Ballentine, by signing his name hereto, does hereby sign this report on Form 10-K on behalf of each of the directors of the Registrant pursuant to a power of attorney executed by each of such directors.

* By /S/ Richard O. Ballentine, Attorney-in-fact                 March 24, 1999
  ______________________________________________
         Richard O. Ballentine, Attorney-in-fact

               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





The Board of Directors
Butler Manufacturing Company


As independent public accountants, we hereby consent to the incorporation by reference of our report dated January 25, 1999, appearing on page 17 of Butler Manufacturing Company's 1998 Annual Report, which is incorporated in the Form 10-K, into the Company's previously filed Registration Statements on Form S-8 (Nos. 33-14464, 2-63830, 2-55753, 333-02285, 333-02557 and 2-36370). (We also consent to the incorporation in our report dated January 25, 1999, on the Financial Statement Schedule, appearing in item 14 of Form 10-K.) It should be noted that we have not audited any financial statements of Butler Manufacturing Company subsequent to December 31, 1998, or performed any audit procedures subsequent to the date of our report.


                                                         /S/ ARTHUR ANDERSEN LLP
                                                         _______________________
                                                             ARTHUR ANDERSEN LLP
Kansas City, Missouri,
March 26, 1999

We consent to the incorporation by reference in Registration Statement Nos. 33-14464, 2-63830, 2-55753, 333-02285, 333-02557 and 2-36370 on Form S-8 and the
related Prospectus of June 11, 1987, with Appendix dated March 8, 1996, of Butler Manufacturing Company of our report dated February 3, 1997 relating to the consolidated statements of earnings and cash flows and the related schedule of Butler Manufacturing Company and subsidiaries for the year ended December 31, 1996, which report appears in or is incorporated by reference in the Annual Report on Form 10-K of Butler Manufacturing Company for the fiscal year ended December 31, 1998. We also consent to the reference to our firm under the heading "Experts" in the Prospectus to the Registration Statements.


                                                                    /S/ KPMG LLP
                                                                   _____________
                                                                        KPMG LLP
Kansas City, Missouri
March 25, 1999.

                  BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                              KANSAS CITY, MISSOURI

                   Consolidated Financial Statement Schedules
                                   (Form 10-K)

                        December 31, 1998, 1997 and 1996

                        (With Auditors' Reports Thereon)

                          INDEPENDENT AUDITORS' REPORT




To the Shareholders of Butler Manufacturing Company:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Butler Manufacturing Company's 1998 Annual Report to shareholders, which is incorporated by reference in this Form 10-K, and have issued our report thereon dated January 25, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The Financial Statement Schedule listed in item 14 is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material aspects the financial data required to be set forth in relation to the basic consolidated financial statements taken as a whole.

                                                         /S/ ARTHUR ANDERSEN LLP
                                                         _______________________
                                                             ARTHUR ANDERSEN LLP
Kansas City, Missouri,
January 25, 1999

The Board of Directors
Butler Manufacturing Company:

Under date of February 3, 1997, we reported on the consolidated balance sheet of Butler Manufacturing Company and subsidiaries as of December 31, 1996, and the related consolidated statements of earnings and retained earnings and cash flows for the year ended December 31, 1996, as contained in the 1998 Annual Report. These consolidated financial statements and our report thereon are incorporated by reference or included in the report on form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as of December 31, 1996 and 1995 and for the years then ended as listed in item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such schedule, when considered in relation to the basic 1996 consolidated financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein.


                                                                    /S/ KPMG LLP
                                                                    ____________
                                                                        KPMG LLP
Kansas City, Missouri
February 3, 1997

                                   SCHEDULE II

                  BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                             (Thousands of Dollars)



                           Balance at   Charged                          Balance
                           beginning      to                             at end
Description                 of year     earnings   Other   Deductions    of year
_________________________  __________   ________   _____   __________    _______
                                                    (A)
Allowance for Losses
  on Accounts Receivable:

  1998                       $2,473      $2,772     --       $1,454       $3,791

  1997                       $2,918      $  887    $ 198     $1,530(B)    $2,473

  1996                       $2,348      $1,344    $ 470     $1,244       $2,918


Restructuring Reserve:

  1998                         --        $2,409      --      $  132       $2,277

  1997                         --           --       --         --          --

  1996                         --           --       --         --          --


(A) Includes transfers from other reserve accounts.

(B) Includes write-off of $293.0 thousand in 1997 for the sale of the Grain Systems Division.

                                  EXHIBIT INDEX


EXHIBITS            DESCRIPTION
________            ___________

3.1               Restated   Certificate  of   Incorporation   (incorporated  by
                  reference to Exhibit 3.1 to Company's form 10-Q for the quarter ended, March 31, 1996).

3.2               Bylaws of Butler  Manufacturing  Company as amended  effective
                  January 19, 1999.

4.1 Note Agreement between the Company and four Insurance Companies dated as of June 1, 1994 (incorporated by reference to Exhibit 4 of the Company's Form 10-Q for the quarter ended June 30, 1994).

4.2 Note Agreement between the Company and an Insurance Company dated as of March 1, 1998 (incorporated by reference to Exhibit 4 of the Company's Form 10-Q for the quarter ended March 31, 1998).

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

10.8 Butler Manufacturing Company Stock Incentive Plan of 1996 (incorporated by reference to Exhibit 4(a) to the Company's Registration Statement Number 333-02557 on S-8 filed April 17,
                  1996).

10.9              Butler  Manufacturing   Company  Director  Stock  Compensation
                  Program (incorporated by reference to Exhibit 10.9 to the Company's December 31, 1997 Form 10-K).


10.10 Butler Manufacturing Company Restricted Stock Compensation Program of 1996 (incorporated by reference to Exhibit 10.10 to the Company's December 31, 1997 Form 10-K).


10.11 Asset Purchase Agreement dated March 31, 1997 between Butler Manufacturing Company and CTB, Inc. relating to the sale of the Company's Grain Systems Division (incorporated by reference to Exhibit (2) to the Company's form 8-K dated June 23, 1997.

13.1 Butler Manufacturing Company 1997 Annual Report Pages 14 through 32 only (the information expressly incorporated herein by reference).

13.2 Report of Independent Public Accountants for the year ended December 31, 1996.

22.0 Set forth below is a list as of February 19, 1999 of subsidiaries of the Company and their respective jurisdictions of incorporation. Subsidiaries not listed, when considered in the aggregate as a single subsidiary, do not constitute a significant subsidiary.

                                                                Jurisdiction of
                  Subsidiary                                    Incorporation
                  ----------                                    -------------
                  Butler Argentina, S.A.                        Argentina
                  Butler do Brasil Limitada                     Brazil
                  Butler Export, Inc.                           Barbados
                  Butler Building Systems, Ltd.                 Scotland
                  Butler Europe GmbH                            Germany
                  Butler Systemes de Construction SARL          France
                  BMC Real Estate, Inc.                         Delaware
                  BUCON, Inc.                                   Delaware
                  Butler Pacific, Inc.                          Delaware
                  Butler Real Estate, Inc.                      Delaware
                  Butler, S.A. de C.V.                          Mexico
                  Butler (Shanghai) Inc.                        China
                  Butler Holdings, Inc.                         Delaware
                  Beker Kft                                     Hungary
                  Comercial Butler Limitada                     Chile
                  Innovative Building Technology, Inc.          Delaware
                  Lester's of Minnesota, Inc.                   Minnesota
                  Lester Holdings, Inc.                         Delaware
                  Moduline Windows, Inc.                        Wisconsin

23.1 Consent of Arthur Andersen LLP (incorporated by reference to page 16 of this report).

23.2 Consent of KPMG LLP (incorporated by reference to page 17 of this report).

24.0              Power of Attorney to sign this Report by each director.

27.0              Financial Data Schedule.