Form 10-Q
period 1999-03-31
BUTLER MANUFACTURING CO
filed 1999-05-17
CIK 15840

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                        Quarterly Report Under Section 13
                                 or 15(d) of the
                         Securities Exchange Act of 1934

                          Commission File No. 001-12335

                      FOR THE QUARTER ENDED MARCH 31, 1999

                          BUTLER MANUFACTURING COMPANY

                        Incorporated in State of Delaware

                          BMA Tower - Penn Valley Park
                             Post Office Box 419917
                        Kansas City, Missouri 64141-0917

                              Phone: (816) 968-3000
                I.R.S. Employer Identification Number: 44-0188420

                      Shares of common stock outstanding at
                            MARCH 31, 1999: 7,145,331


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

ITEM 1.   Financial Statements

     (1)  Consolidated Financial Statements (unaudited):

          Consolidated Statements of Operations for the
          Three Month Periods Ended March 31, 1999 and 1998.             3

          Consolidated Statements of Comprehensive Income
          for the Three Month Periods Ended March 31, 1999
          and 1998.                                                      4

          Consolidated Balance Sheets as of March 31, 1999 and
          December 31, 1998.                                             5

          Consolidated Statements of Cash Flows for the Three Month
          Periods Ended March 31, 1999 and 1998.                         6

     (2)  Notes to Consolidated Financial Statements                     7

ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                      10

PART II. - OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K                               15

                  BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

            For the three month periods ended March 31, 1999 and 1998

                                   (unaudited)
                   ($000's omitted, except for per share data)

                                                        Three months ended
                                                            March 31,
                                                    =========================
                                                       1999           1998
                                                    ----------     ----------

Net sales                                           $  203,396     $  193,784
Cost of sales                                          169,493        161,857
                                                    ----------     ----------
     Gross profit                                       33,903         31,927

Selling, general and administrative expenses            30,286         28,278
Restructuring charge - Brazilian devaluation loss        1,514            -
                                                    ----------     ----------
     Operating income                                    2,103          3,649

Other income (expense), net                               (137)           470
                                                    ----------     ----------
     Earnings before interest and taxes                  1,966          4,119
Interest Expense                                         1,509          1,385
                                                    ----------     ----------
     Pretax earnings                                       457          2,734

Income tax expense                                         193          1,575
                                                    ----------     ----------
     Net earnings                                   $      264     $    1,159
                                                    ==========     ==========

Basic earnings per common share                     $      .04     $      .15
                                                    ==========     ==========
Diluted earnings per common share                   $      .04     $      .15
                                                    ==========     ==========


Basic weighted average number of shares              7,234,201      7,653,321
Diluted weighted average number of shares            7,280,234      7,720,571


See Accompanying Notes to Consolidated Financial Statements.

                  BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

            For the three month periods ended March 31, 1999 and 1998

                                   (unaudited)
                                ($000's omitted)


                                                        Three months ended
                                                            March 31,

                                                    -------------------------
                                                       1999           1998
                                                    ----------     ----------

Net earnings                                        $      264     $    1,159
     Other comprehensive income:
       Foreign currency translation adjustment            (277)          (175)
                                                    ----------     ----------
Comprehensive income                                $      (13)    $      984
                                                    ==========     ==========




See Accompanying Notes to Consolidated Financial Statements.

                  BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 1999 and December 31, 1998

                                   (unaudited)
                                ($000's omitted)
                                                       1999           1998
                                                    ----------     ----------
ASSETS
  Current assets:
       Cash and cash equivalents                    $   15,698     $   10,260
       Receivables, net                                124,052        130,622
       Inventories:
            Raw materials                               28,843         34,509
            Work in process                              8,043          8,503
            Finished goods                              35,462         37,417
            Lifo reserve                               (10,303)       (10,177)
                                                    ----------     ----------
                 Total inventory                        62,045         70,252

       Real estate developments in progress             16,125         19,139
       Deferred tax assets                              10,944         10,944
       Other current assets                             11,470         12,283
                                                    ----------     ----------
            Total current assets                       240,334        253,500

  Investments and other assets                          41,702         38,689
  Assets held for sale                                   4,000          4,000
  Property, plant and equipment, at cost               238,911        243,671
       Less accumulated depreciation                  (144,598)      (145,967)
                                                    ----------     ----------
            Net property, plant and equipment           94,313         97,704
                                                    ----------     ----------
                                                    $  380,349     $  393,893
                                                    ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
       Notes payable                                $    8,049     $    1,627
       Current maturities of long-term debt              5,754          5,832
       Accounts payable                                 69,909         83,710
       Dividends payable                                 1,072          1,092
       Accrued liabilities                              58,576         62,444
       Taxes on income                                   8,054          6,425
                                                    ----------     ----------
            Total current liabilities                  151,414        161,130


  Deferred tax liabilities                               3,441          3,441
  Other noncurrent liabilities                          16,965         16,233
  Long-term debt, less current maturities               62,691         62,901

  Shareholders' equity:
       Common stock, no par value, authorized
         20,000,000 shares, issued 9,088,200
         shares, at stated value                        12,623         12,623
       Cumulative foreign currency translation
         adjustment                                       (329)           (52)
       Retained earnings                               177,729        178,536
                                                    ----------     ----------
                                                       190,023        191,107
  Less cost of common stock in treasury,
    1,942,869 shares in in 1999 and
    1,806,202 shares in 1998                            44,185         40,919
                                                    ----------     ----------
       Total shareholders' equity                      145,838        150,188
                                                    ----------     ----------
                                                    $  380,349     $  393,893
                                                    ==========     ==========

See Accompanying Notes to Consolidated Financial Statements.

                  BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

            For the three month periods ended March 31, 1999 and 1998

                                   (unaudited)
                                ($000's omitted)

                                                       1999           1998
                                                    ----------     ----------
Cash flows from operating activities:
     Net earnings                                   $      264     $    1,159
     Adjustments to reconcile net earnings
     to net cash used in operating activities:
          Depreciation and amortization                  3,919          3,648
          Restructuring charge - Brazilian
               devaluation loss                          1,514            ---
          Equity (earnings) loss on joint ventures         (30)          (168)
     Change in asset and liabilities:
          Receivables                                    6,570         (6,280)
          Inventories                                    8,207           (651)
          Real estate developments in progress           3,014         (1,523)
          Other current assets                             813            (45)
          Current liabilities excluding
               short-term debt                         (16,040)        (7,982)
                                                    ----------     ----------
               Net cash provided (used) in
                   operating activities                  8,231        (11,842)

Cash flows from investing activities:
     Capital expenditures                               (1,710)        (5,103)
     Other, net                                         (1,742)        (2,289)
                                                    ----------     ----------
               Net cash used in investing
                   activities                           (3,452)        (7,392)

Cash flows from financing activities:
     Payment of dividends                               (1,092)        (1,069)
     Proceeds from issuance of long-term debt              ---         35,000
     Repayment of long-term debt                          (217)          (271)
     Net change in short-term debt                       6,344        (17,350)
     Sale and issuance of treasury stock                   277            477
     Purchase of treasury stock                         (3,543)           ---
     Other, net                                           (833)            51
                                                    ----------     ----------
               Net cash provided by financing
                   activities                              936         16,838

Effect of exchange rate changes on cash                   (277)          (175)
                                                    ----------     ----------
     Net increase (decrease) in cash and
          cash equivalents                               5,438         (2,571)
Cash and cash equivalents at beginning of year          10,260          5,515
                                                    ----------     ----------

Cash and cash equivalents at March 31               $   15,698     $    2,944
                                                    ==========     ==========





See Accompanying Notes to Consolidated Financial Statements.

                  BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in Butler Manufacturing Company's 1998 Form 10-K. It is suggested that those consolidated statements be read in conjunction with this report. The year-end financial statements presented were derived from the Company's audited financial statements. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary for a fair presentation of the financial position of Butler Manufacturing Company and the results of its operations.


NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS

Accounting for Derivatives and Hedging
--------------------------------------
In June, 1998 the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities with adoption required starting in January 1, 2000. The Statement replaces exiting pronouncements and requires that every derivative instrument be recorded in the balance sheet as either an asset or liability at its fair value, and changes in a derivative's fair value be recognized in current earnings or other comprehensive income. The Company does not expect adoption of this standard will have a material effect on the its financial position and results of operations.


NOTE 2 - RESTRUCTURING CHARGES

Restructuring and Asset Impairment Charges
------------------------------------------

1998 Charge

In December 1998 the Company's Board of Directors approved a restructuring of the South American and European metal buildings businesses. As a result, the Company recorded a $7.1 million pretax charge in connection with the restructuring. In addition, the Company recorded a $6.5 million pretax charge for the impairment of certain assets. The actions leading to the restructuring charge were the closing of manufacturing operations in Brazil and the move of European manufacturing operations to Hungary from Scotland. Estimates of realizable sales values were obtained from an outside appraisal and the Company's experience in selling redundant assets.

The remaining $2.2 million restructuring accrual pertains to severance and termination costs ($1.1 million), and legal, claims, and other incremental shut-down costs ($1.1 million) associated with restructuring the Brazilian and European metal buildings operation. The Company utilized $.091 million of the restructuring accrual in the first quarter of 1999 for severance and termination costs as shown in the schedule below.

                                        Details of the Restructuring Accrual
                                     12/31/1998                    3/31/1999
                                       Accrual      Utilization     Accrual
                                   --------------- ------------- -------------
Severance and termination costs        $1,185         $   91        $1,094

Legal, claims, and other costs          1,092              -         1,092
                                   --------------- ------------- -------------
                                       $2,277         $   91        $2,186


1999 Charge

During the first quarter 1999 the Company recorded an additional $1.5 million restructuring charge for currency translation losses on its remaining Brazilian net asset exposure due to the devaluation of the Brazilian currency caused by the Brazilian government's decision to let its currency, the real, fluctuate in value compared to the U.S. dollar. There are no additional restructuring accruals related to the 1999 first quarter charge.


NOTE 3 - BUSINESS SEGMENTS

The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which changes the way the Company reports information about its operating segments.

The Company groups its operations into four business segments, Building Systems, Architectural Products, Construction Services, and Real Estate. The Building Systems segment includes the U.S. and foreign building systems businesses and the Company's international joint venture operations. These business units supply steel and wood frame pre-engineered building systems for a wide variety of commercial, community, industrial, and agricultural applications.

The Architectural Products segment includes the operations of the Vistawall Group. The group's businesses design, manufacture, and market architecturally oriented component systems for nonresidential construction, including aluminum curtain wall, storefront systems, windows, doors, skylights, and roof accessories.

The Construction Services segment provides comprehensive design and construction planning, execution, and construction services for major purchasers of construction. Projects are usually executed in conjunction with the dealer representatives of other Butler divisions.

The Real Estate segment provides real estate build-to-suit-to-lease development services in cooperation with Butler dealers.

The accounting policies for the segments are the same as those described in the summary of significant accounting policies. Butler Manufacturing Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and expertise.

Other represents unallocated corporate expenses and unallocated assets, including corporate offices, deferred taxes, pension accounts, and intersegment eliminations. Included also in Other is $1.5 million charge due to Brazilian currency devaluation.

NET SALES                                         THREE MONTHS ENDED MARCH 31,
(Thousands of dollars)                                 1999           1998
-------------------------------------------------------------------------------

Building Systems                                    $  128,026     $  128,801
Architectural Products                                  48,205         42,478
Construction Services                                   22,926         20,743
Real Estate                                              9,270          4,980
Other                                                   (5,031)        (3,218)
                                                    -------------------------
                                                    $  203,396     $  193,784
                                                    =========================


Net sales represent revenues from sales to affiliated and unaffiliated customers before elimination of intersegment sales which is included in other. Intersegment eliminations are primarily sales from the Building Systems and Architectural Products segments to Construction Services.

PRETAX EARNINGS (LOSSES)                          THREE MONTHS ENDED MARCH 31,
(Thousands of dollars)                                 1999           1998
-------------------------------------------------------------------------------

Building Systems                                    $     (523)    $    1,606
Architectural Products                                   4,077          2,780
Construction Services                                      103           (173)
Real Estate                                              1,324            405
Other                                                   (4,524)        (1,884)
                                                    -------------------------
                                                    $      457     $    2,734
                                                    =========================


TOTAL ASSETS                                         MARCH 31,    DECEMBER 31,
(Thousands of dollars)                                 1999          1998
-------------------------------------------------------------------------------

Building Systems                                    $  212,951     $  227,474
Architectural Products                                  79,208         80,799
Construction Services                                   26,007         26,596
Real Estate                                             23,383         26,303
Other                                                   38,800         32,721
                                                    -------------------------
                                                    $  380,349     $  393,893
                                                    =========================

Assets represent both tangible and intangible assets used by the segments. Other assets represent cash and cash equivalents, assets held for sale, corporate equipment, and miscellaneous other assets which are not related to a specific business segment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
Net sales of $203 million were up 5% from first quarter 1998 primarily due to increased sales in the Architectural Products, Construction Services, and Real Estate segments. The Building System segments sales declined slightly from a year ago, due to a slower start in the Company's U.S. metal buildings business, offset somewhat by improved sales in the China metal buildings subsidiary and the Lester wood frame buildings business. Lester wood frame building losses for the quarter were comparable to the prior year on higher sales due to competitive pricing conditions that exist in the markets they serve. The decline in sales in the Building Systems segment for the quarter ending March 31, 1999 was more than offset by increases in Architectural Products, Construction Services, and Real Estate segments.

The Architectural Products segment, which consists of the Vistawall group, increased sales 13% for the quarter compared with the same period a year ago due to a good commercial construction market and superior customer service. Sales increased in most of their product lines. Construction Services and Real Estate segment sales increased for the first quarter 1999 compared with same period a year ago.

The Company announced previously that as a consequence of discontinuing manufacturing operations in Brazil it was expected to recorded a currency translation loss for the first quarter. A loss of $1.5 million was recorded in March, 1999 due to the Brazilian government's decision to let its currency, the real, fluctuate in value compared with the U.S. dollar.

Pretax earnings declined for the quarter ended March 31, 1999 to $.4 million compared with $2.7 million for the same period a year ago primarily due to declines in the Building Systems segment, a restructuring charge due to Brazilian currency devaluation, and higher interest expense. The China metal building subsidiary's earnings were up for the quarter compared with a year ago due to higher sales, however lower sales and unabsorbed fixed costs resulted in lower pretax earnings for the U.S. metal buildings business and a pretax loss for the segment as a whole.

The Architectural Products, Construction Services, and Real Estate segments pretax earnings increased significantly in the first quarter 1999 over the same period a year ago due to higher sales volume and improved operating performance.

LIQUIDITY AND CAPITAL RESOURCES
Cash and equivalents increased $5.4 million in the first three months of 1999, primarily due to a decrease in working capital requirements in the first quarter 1999 compared with the same period a year-ago, including the sale of several real estate projects, and an increase in short-term borrowings. Principal uses of cash were to fund operations, capital expenditures, the repurchase of company shares for the treasury, and the payment of dividends. For the three months ended March 31, 1999, domestic short-term borrowings averaged $6.4 million for 66 days compared to $25.5 million for 90 days in 1998.

In March, 1998 the Company completed a $35 million private placement of senior unsecured notes due March 20, 2013. The notes carry a fixed interest rate of 6.57%, and are payable in equal annual installments of $3.5 million beginning in 2004. Proceeds from the private placement were used to pay down the Company's short-term line of credit and to fund future investment opportunities. The Company continues to maintain domestic bank credit facilities aggregating $40 million to meet the needs of the Company. As of March 31, 1999, $1.8 million of the credit line was utilized to provide a bank letter of credit to secure insurance obligations. Management believes the Company's operating cash flow, along with the bank credit lines, are sufficient to meet future liquidity requirements.

Butler Building Systems, Ltd., the Company's United Kingdom subsidiary, maintains a separate line of credit with its local bank for approximately $2.4 million at current exchange rates. Management believes that this separate bank line of credit is sufficient to meet future liquidity requirements.

Capital expenditures were $1.7 million for the first three months of 1999 compared to $5.1 million in 1998. Total capital expenditures are expected to be approximately $15 million in 1999 compared with $15 million in 1998 and will be used to increase capacity in the domestic and international metal buildings businesses, as well as the architectural products business.

During the first quarter of 1999 the Company also used cash to repurchased approximately 151,000 shares of Company common stock for the treasury for $3.6 million and to pay dividends of $1.1 million. Total backlog of $315 million increased 2% from comparable backlog of a year ago.

ACCOUNTING STANDARDS

Accounting for Derivatives and Hedging
In June, 1998 the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities with adoption required starting in January 1, 2000. The Statement replaces exiting pronouncements and requires that every derivative instrument be recorded in the balance sheet as either an asset or liability at its fair value, and changes in a derivative's fair value be recognized in current earnings or other comprehensive income. The Company does not expect adoption of this standard to have a material effect on the its financial position and results of operations.

MARKET PRICE RISK
The Company's principal exposure to market risk is from changes in commodity prices, interest rates, and currency exchange rates. To limit exposure and to manage volatility related to these risks, the Company enters into select commodity and currency hedging transactions, as well as forward purchasing arrangements. The Company does not use financial instruments for trading purposes.

Commodity Price Exposure: The Company's primary commodities are steel, aluminum, and wood. Steel is the Company's largest purchased commodity. The Company enters into forward steel purchase arrangements in its metal buildings business for periods of less than one year's duration to protect against potential price increases. To the extent there are increases in the Company's steel costs, they are generally recaptured in the Company's product sales prices. Aluminum hedge contracts of less than one year's duration are purchased to hedge the engineered products backlog of the Vistawall group against potential losses caused by increases in aluminum costs. This product line is sensitive to material cost movements due to the longer lead times from project quoting to manufacture. Gains or losses recorded on hedge contracts are offset against the actual aluminum costs incurred. The fair value of aluminum contracts and their associated risk are immaterial. The Company's wood frame building business enters into forward purchase arrangements for commercial grade lumber for periods of less than one year's duration. Lumber costs are generally more volatile than steel costs. To offset increases in lumber costs, the Company adjusts product prices accordingly.

Interest Rates: The majority of the Company's long-term debt carries a fixed interest rate, therefore the Company's interest expense is relatively stable and not influenced by changes in market interest rates.

Foreign Currency Fluctuation: The majority of the Company's business is transacted in U.S. dollars, therefore limiting the Company's exposure to foreign currency fluctuations. Where the Company has foreign-based operations, the local currency has been adopted as the functional currency. As such, the Company has both transaction and translation foreign exchange exposure in those operations. Due to relative cost and limited availability, the Company does not hedge its foreign net asset exposure. The Company does hedge short-term foreign currency transaction exposures related to sales activity in Canada. Forward Canadian dollar sale contracts of up to four months' duration are purchased to cover the exposure. The fair value of such contracts are immaterial.

RESTRUCTURING AND ASSET IMPAIRMENT CHARGES
In December 1998 the Company's Board of Directors approved a restructuring of the South American and European metal buildings businesses. As a result, the Company recorded a $7.1 million pretax charge in connection with the restructuring. In addition, the Company recorded a $6.5 million pretax charge for the impairment of certain assets. The actions leading to the restructuring charge were the closing of manufacturing operations in Brazil and the move of European manufacturing operations to Hungary from Scotland. Estimates of realizable sales values were obtained from outside appraisal and the Company's experience in selling redundant assets.

The remaining $2.2 million restructuring accrual pertains to severance and termination costs ($1.1 million), and legal, claims, and other incremental shut-down costs ($1.1 million) associated with restructuring the Brazilian and European metal buildings operation. The Company utilized $.091 million of the restructuring accrual in the first quarter of 1999 for severance and termination costs as shown in the schedule below.

                                     Details of the Restructuring Accrual
                                   12/31/1998                     3/31/1999
                                     Accrual       Utilization      Accrual
                                  -------------- --------------- -------------
Severance and termination costs      $1,185           $ 91          $1,094

Legal, claims, and other costs        1,092              -           1,092
                                  -------------- --------------- -------------
                                     $2,277           $ 91          $2,186

During the first quarter 1999 the Company recorded an additional $1.5 million restructuring charge for currency translation losses on its remaining Brazilian net asset exposure due to the devaluation of the Brazilian currency caused by the Brazilian government's decision to let its currency, the real, to fluctuate in value compared to the U.S. dollar. There are no additional restructuring accruals related to the 1999 first quarter charge.

YEAR 2000 UPDATE
Many computer systems used by companies, governments, and individuals around the world use only the last two digits to refer to a year ("98" for 1998). Therefore these computer programs and systems may not properly distinguish between a year that begins with "20" versus one beginning with "19". If not corrected, many computer applications could fail or create erroneous results. This has come to be known as the year "2000" (Y2K) problem.

The Company believes it has identified or has processes in place to identify, and will be able to address all of its critical Information Technology, Other Technology, and Business Issues Y2K problems in a timely manner. The Company is in the remediation stage of its Y2K plan and as of the end of the first quarter 1999, has incurred approximately $1.5 million in Y2K compliance costs. It is anticipated that total costs to attain full Y2K compliance will approximate $2.2 million.

In 1997 the Company reviewed its principal business, manufacturing, and engineering computer systems and applications to determine the impact of the Y2K problem on these systems, and to establish a compliance plan to address critical issues. In early 1998 the Company engaged a consultant to assess the Company's plan and its progress toward effecting the plan in a timely manner. The consultant reviewed three areas: Information Technology ("IT"), such as the Company's business, telecommunications, manufacturing, and engineering systems; Other Technology ("Non-IT") such as manufacturing equipment which may contain embedded micro-controllers; and Business Issues related to service providers, vendors, and customers. The consultant advised the Company that nothing was identified that, in and of itself, would indicate the Company would not be successful with its Y2K compliance efforts. In mid-1998 the Company established a Y2K project office and chairperson responsible for the oversight and coordination of the Y2K Plan, including assessment, remediation, and reporting efforts. This office reports to the president and chief executive officer of the Company and its Board of Directors. A management representative at each of the Company's business units has been assigned responsibility for the coordination and reporting of all three compliance area efforts, including any contingency plans, if needed. Status reports are reviewed, evaluated, and summarized monthly by the Y2K project office.

INFORMATION TECHNOLOGY: The assessment phase of the IT process was completed in 1997. The Company is currently in the remediation and compliance phases. Company business units are at various stages of compliance. However, it is estimated that collectively the Company has achieved 68% compliance with its IT plan. It is estimated that 100% compliance with all phases of the IT plan will be achieved during the third quarter of 1999.

OTHER TECHNOLOGY: The assessment phase of the Non-IT process began in 1998 with an inventory taken of all computer controlled and networked manufacturing equipment to determine if date functions existed in their controllers and whether they were compliant. This phase of the Non-IT process is complete and remediation is in progress of equipment controls which are non-compliant. To date the Company is approximately 94% complete with its total Non-IT plan and anticipates 100% compliance during the third quarter of 1999.

BUSINESS ISSUES: The assessment phase of the Business Issues compliance plan began in 1998. To date each business unit has solicited their key service providers, vendors, and customers to assess their Y2K readiness. The Company is approximately 74% complete with its Business Issues plan and anticipates 100% compliance with all phases of the plan during the third quarter of 1999.

CONTINGENCY PLANS: The Company has identified its most critical Y2K risk to be associated with its internally developed order management and manufacturing control systems. However, the Company anticipates being 100% compliant with all aspects of its plan during the third quarter of 1999. Successful completion of the Company's plan is dependent upon timely Y2K compliance by key suppliers and service providers. The Company has received notification from many of its key suppliers providing assurances that significant progress is being made towards their attaining Y2K compliance. If they are incapable of achieving compliance there could be a material adverse effect on the Company's business, results of operations, and financial condition. The Company has and continues to develop contingency plans to mitigate potential disruption which may occur due to Y2K problems. Contingency plans and associated cost estimates will be continually refined as additional information and communications are received.

FORWARD LOOKING INFORMATION
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which may include statements concerning projection of revenues, income or loss, capital expenditures, capital structure, or other financial items, statements regarding the plans and objectives of management for future operations, statements of future economic performance, statements of the assumptions underlying or relating to any of the forgoing statements, and other statements which are other than statements of historical fact. These statements appear in a number of places in this report and include statements regarding the intent, belief, or current expectations of the company and its management with respect to (i) the cost and timing of the completion of new or expanded facilities, (ii) the company's competitive position, (iii) the supply and price of materials used by the company, (iv) the demand and price for the company's products and services, or (v) other trends affecting the company's financial condition or results of operations including changes in manufacturing capacity utilization and corporate cash flow in both domestic and international markets. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially as a result of these various factors.

For additional comments, refer to the April 16, 1999 letter to shareholders, which is attached as exhibit 19.

PART II. - OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K.

     (a)   Exhibits

           19      April 16, 1999 letter to shareholders

           27      Financial Data Schedule

     (b)   Reports on Form 8-K

               Butler Manufacturing Company filed a report on Form 8-K dated January 7, 1999, announcing it would take a $13.6 million pre-tax charge ($10.7 million after-tax) in the fourth quarter of 1998 for the restructuring of its South American and European metal building businesses, and for the impairment of certain assets.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



BUTLER MANUFACTURING COMPANY


May 14, 1999                         /S/ Larry C. Miller
-----------------------              --------------------------------------
Date                                 Larry C. Miller
                                     Vice President - Finance
                                     and Chief Financial Officer



May 14, 1999                         /S/ John W. Huey
-----------------------              --------------------------------------
Date                                 John W. Huey
                                     Vice President, General Counsel
                                     and Secretary

                                                                   Exhibit 99

                                  EXHIBIT INDEX

Exhibit
Number                     Description
------                     ---------------------------------------------
19                         April 16, 1999 letter to shareholders

27                         Financial Data Schedule