Form 10-Q
period 1999-06-30
BUTLER MANUFACTURING CO
filed 1999-08-16
CIK 15840

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                        Quarterly Report Under Section 13
                                 or 15(d) of the
                         Securities Exchange Act of 1934

                          Commission File No. 001-12335

                       FOR THE QUARTER ENDED JUNE 30, 1999

                          BUTLER MANUFACTURING COMPANY

                      Incorporated in the State of Delaware

                          BMA Tower - Penn Valley Park
                             Post Office Box 419917
                        Kansas City, Missouri 64141-0917

                              Phone: (816) 968-3000
                I.R.S. Employer Identification Number: 44-0188420

                      Shares of common stock outstanding at
                            JUNE 30, 1999: 7,028,572


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

ITEM 1.  Financial Statements

(1)           Consolidated Financial Statements (unaudited):

              Consolidated Statements of Operations for the Three and Six Month
              Periods Ended June 30, 1999 and 1998.                                            3

              Consolidated Statements of Comprehensive Income for the Six Month
              Periods Ended June 30, 1999 and 1998.                                            4

              Consolidated Balance Sheets as of June 30, 1999 and
              December 31, 1998.                                                               5

              Consolidated Statements of Cash Flows for the Six Month
              Periods Ended June 30, 1999 and 1998.                                            6

(2)           Notes to Consolidated Financial Statements                                       7

ITEM 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                            9

PART II. - OTHER INFORMATION

ITEM 6.       Exhibits and Reports on Form 8-K                                                13

                  BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

        For the three and six month periods ended June 30, 1999 and 1998

                                   (unaudited)
                   ($000's omitted except for per share data)

                                                            Three months ended                         Six  months ended
                                                                 June 30,                                  June 30,

                                                   -------------------------------------     -------------------------------------
                                                               1999                 1998                 1999                 1998
                                                   ----------------    -----------------     ----------------     ----------------
Net sales                                                 $ 248,713            $ 238,517            $ 452,109            $ 432,301
Cost of sales                                               204,234              197,455              373,727              359,312
                                                   ----------------    -----------------     ----------------     ----------------
      Gross profit                                           44,479               41,062               78,382               72,989

Selling, general and administrative expenses                 32,227               31,326               62,513               59,604
Restructuring charge - Brazilian devaluation
     loss                                                         -                    -                1,514                    -
                                                   ----------------    -----------------     ----------------     ----------------
       Operating income                                      12,252                9,736               14,355               13,385


Other income (expense), net                                     (96)                 181                 (233)                 651
                                                   ----------------    -----------------     ----------------     ----------------
       Earnings before interest and taxes                    12,156                9,917               14,122               14,036
Interest expense                                              1,366                1,483                2,875                2,868
                                                   ----------------    -----------------     ----------------     ----------------
       Pretax earnings                                       10,790                8,434               11,247               11,168

Income tax expense                                            4,459                3,516                4,652                5,091
                                                   ----------------    -----------------     ----------------    -----------------
       Net earnings                                       $   6,331            $   4,918            $   6,595            $   6,077
                                                   ================    =================     ================     ================

Basic earnings per common share                           $    0.89            $    0.64            $    0.92            $    0.79
                                                   ================    =================     ================     ================
Diluted earnings per common share                         $    0.89            $    0.64            $    0.91            $    0.79
                                                   ================    =================     ================     ================

Basic weighted average number of shares                   7,084,119            7,663,184            7,159,160            7,658,208
Diluted weighted average number of shares                 7,149,851            7,735,523            7,215,043            7,728,047


          See Accompanying Notes to Consolidated Financial Statements.

                  BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

             For the six month periods ended June 30, 1999 and 1998

                                   (unaudited)
                   ($000's omitted, except for per share data)


                                                                                          Six months ended
                                                                                              June 30,

                                                                                    1999                    1998
                                                                              ----------------        ----------------
Net earnings                                                                           $ 6,595                  $6,077
       Other comprehensive income:
           Foreign currency translation adjustment                                        (591)                   (460)
                                                                              ----------------        ----------------
Comprehensive income                                                                   $ 6,004                  $5,617
                                                                              ================        ================

          See Accompanying Notes to Consolidated Financial Statements.

                  BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                       June 30, 1999 and December 31, 1998

                                   (unaudited)
                                ($000's omitted)

                                                                                       1999                 1998
                                                                             --------------     ----------------
ASSETS
     Current assets:
          Cash and cash equivalents                                               $  31,669            $  10,260
          Receivables, net                                                          137,475              130,622
          Inventories:
               Raw materials                                                         24,460               34,509
               Work in process                                                        8,902                8,503
               Finished goods                                                        34,711               37,417
               Lifo reserve                                                         (10,328)             (10,177)
                                                                             --------------     ----------------
                    Total inventory                                                  57,745               70,252

          Real estate developments in progress                                       22,649               19,139
          Deferred tax assets                                                        10,944               10,944
          Other current assets                                                       10,078               12,283
                                                                             --------------     ----------------
               Total current assets                                                 270,560              253,500

     Investments and other assets                                                    42,939               38,689
     Assets held for sale                                                             4,000                4,000
     Property, plant and equipment, at cost                                         240,425              243,671
          Less accumulated depreciation                                            (146,348)            (145,967)
                                                                             --------------     ----------------
               Net property, plant and equipment                                     94,077               97,704
                                                                             --------------     ----------------
                                                                                  $ 411,576            $ 393,893
                                                                             ==============     ================
LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
          Notes payable                                                           $   1,354            $   1,627
          Current maturities of long-term debt                                        5,727                5,832
          Accounts payable                                                           90,554               83,710
          Dividends payable                                                           1,055                1,092
          Accrued liabilities                                                        71,857               62,444
          Taxes on income                                                            10,412                6,425
                                                                             --------------     ----------------
               Total current liabilities                                            180,959              161,130

     Deferred tax liabilities                                                         3,441                3,441
     Other noncurrent liabilities                                                    17,280               16,233
     Long-term debt, less current maturities                                         62,293               62,901

     Shareholders' equity:
         Common stock, no par value, authorized  20,000,000
            shares, issued 9,088,200 shares, at stated value                         12,623               12,623
         Cumulative foreign currency translation adjustment                            (643)                 (52)
         Retained earnings                                                          183,016              178,536
                                                                             --------------     ----------------
                                                                                    194,996              191,107
   Less cost of common stock in treasury, 2,059,628 shares
       in 1999 and 1,806,202 shares in 1998                                          47,393               40,919

          Total shareholders' equity                                                147,603              150,188
                                                                             --------------     ----------------
                                                                                  $ 411,576            $ 393,893
                                                                             ==============     ================

          See Accompanying Notes to Consolidated Financial Statements.

                  BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

             For the six month periods ended June 30, 1999 and 1998

                                   (unaudited)
                                ($000's omitted)

                                                                                        1999              1998
                                                                             ---------------     -------------
Cash flows from operating activities:
     Net earnings                                                                   $  6,595          $  6,077
     Adjustments to reconcile net earnings to net cash used
     in operating activities:
          Depreciation and amortization                                                7,751             7,346
          Restructuring Charge                                                         1,514               ---
          Equity earnings on joint ventures                                              (40)             (156)
    Change in asset and liabilities, net of businesses acquired and sold:
          Receivables                                                                 (6,853)          (11,798)
          Inventories                                                                 12,507            (7,789)
          Real estate developments in progress                                        (3,510)            4,404
          Other current assets                                                         2,205               441
          Current liabilities excluding short-term debt                               20,244            20,869
                                                                             ---------------     -------------
               Net cash provided in operating activities                              40,413            19,394

Cash flows from investing activities:
     Capital expenditures                                                             (4,557)           (7,744)
     Other, net                                                                       (3,765)           (3,793)
                                                                             ---------------     -------------
               Net cash (used) by investing activities                                (8,322)          (11,537)

Cash flows from financing activities:
     Payment of dividends                                                             (2,164)           (2,141)
     Proceeds from issuance of long-term debt                                            ---            35,000
     Repayment of long-term debt                                                        (615)             (620)
     Net increase (decrease) in short-term debt                                         (378)          (20,265)
     Sale and issuance of treasury stock                                                 299               622
     Purchase of treasury stock                                                       (6,773)              ---
     Other, net                                                                         (460)             (199)
                                                                             ---------------     -------------
               Net cash (used) provided by financing activities                      (10,091)           12,397

Effect of exchange rate changes on cash                                                 (591)             (460)
                                                                             ---------------     -------------
     Net increase in cash and cash equivalents                                        21,409            19,794
Cash and cash equivalents at beginning of year                                        10,260             5,515
                                                                             ---------------     -------------

Cash and cash equivalents at June 30                                                $ 31,669          $ 25,309
                                                                             ===============     =============


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

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENT
Derivative Instruments and Hedging Activities
In 1998 the Financial Accounting Standards Board (FASB) issued Statement Nos. 133 and 137, "Accounting for Derivative Instruments and Hedging Activities" effective for fiscal years beginning after June 15, 2000. These new statements replace existing pronouncements and practices with an integrated accounting and reporting standard for derivatives and hedging activities. They require every derivative instrument be recorded in the balance sheet as either an asset or liability at its fair value, and changes in a derivative's fair value be recognized in current earnings or other comprehensive income. The company is required to adopt these statements beginning January 1, 2001, and does not expect adoption to have a material impact on the company's financial statements.

NOTE 3 - BUSINESS SEGMENTS
The company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which changed the way the company reports information about its operating segments.

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

The Construction Services segment provides comprehensive design and construction planning, execution, and management services for major purchasers of construction. Projects are usually executed in conjunction with the dealer representatives of other Butler divisions.

The Real Estate segment provides real estate build-to-suit-to-lease development services in cooperation with Butler dealers.

The accounting policies for the segments are the same as those described in the summary of significant accounting policies as included in the company's 1998 form 10-K. Butler Manufacturing Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and expertise.

Other represents unallocated corporate expenses and unallocated assets, including corporate offices, deferred taxes, pension accounts, and intersegment eliminations. Included also in Other is a $1.5 million charge due to Brazilian currency devaluation recorded in the first quarter.


                                                      Three Months                       Six Months
NET SALES                                            Ended June 30,                   Ended June 30,
(Thousands of dollars)                           1999              1998           1999              1998
---------------------------------------------------------------------------------------------------------------
Building Systems                                    $160,420        $155,380         $288,447         $284,180
Architectural Products                                50,424          42,379           98,629           84,857
Construction Services                                 42,773          37,035           65,699           57,778
Real Estate                                            3,360          13,135           12,630           18,155
Other                                                 (8,264)         (9,452)         (13,296)         (12,669)
                                            ----------------- --------------- ---------------- ----------------
                                                    $248,713        $238,517         $452,109         $432,301
                                            ================= =============== ================ ================

Net sales represent revenues from sales to affiliated and unaffiliated customers before elimination of intersegment sales which is included in other. Intersegment eliminations are primarily sales from the Building Systems and Architectural Products segments to Construction Services.


                                                     Three Months                       Six Months
PRETAX EARNINGS (LOSSES)                             Ended June 30                    Ended June 30
(Thousands of dollars)                            1999             1998            1999             1998
---------------------------------------------------------------------------------------------------------------
Building Systems                                      $8,837          $8,691           $8,314          $10,297
Architectural Products                                 5,459           2,230            9,536            5,010
Construction Services                                  1,023           1,134            1,126              961
Real Estate                                              533           1,530            1,857            1,935
Other                                                 (5,062)         (5,151)          (9,586)          (7,035)
                                            ----------------- --------------- ---------------- ----------------
                                                     $10,790          $8,434          $11,247          $11,168
                                            ================= =============== ================ ================


TOTAL ASSETS                                                                      June 30,          December 31,
(Thousands of dollars)                                                              1999              1998
-----------------------------------------------------------------------------------------------------------------
Building Systems                                                                      $221,644          $227,474
Architectural Products                                                                  78,629            80,799
Construction Services                                                                   37,808            26,596
Real Estate                                                                             26,910            26,303
Other                                                                                   46,585            32,721
                                                                              ----------------- -----------------
                                                                                      $411,576          $393,893
                                                                              ================= =================

Assets represent both tangible and intangible assets used by the segments. Other assets represent cash and cash equivalents, assets held for sale, corporate equipment, and miscellaneous other assets which are not related to a specific business segment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Net sales of $249 million were up 4% from the second quarter at 1998 primarily due to increased sales in the Architectural Products, Construction Services, and Building Systems segments. The Real Estate segment's sales declined from a year ago, due to lower project sales. For the six months ended June 30, 1999 net sales were $452 million compared with $432 million in 1998, an increase of 5%. The Architectural Products and Constructions Services segments' sales increased significantly while sales in the Building Systems segment were comparable with the prior six month period.

The Architectural Products segment, which consists of the Vistawall group, reported a 16% increase in sales for the first half of 1999 compared with same period a year ago due to a good commercial construction market and excellent customer service, while the Construction Services segment sales increased 14% over the same period. Building Systems segment sales for the six months of 1999 were comparable with same period a year ago. While sales of domestic metal building systems declined 2% from a year ago, internationally-based revenues more than offset this decline.

Pretax earnings for the quarter ended June 30, 1999 was $10.8 million compared with $8.4 million for the same period a year ago due to the strong performance of the Architectural Products segment. Pretax earnings for the six month period ending June 30, 1999 were $11.2 million, flat with the previous year. Increases in the Architectural Products segment were affected by the results of the U.S. metal buildings business and a $1.5 million restructuring charge for Brazilian currency devaluation recorded in the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES
Cash and equivalents increased $21.4 million in the first six months of 1999 due to a decrease in working capital driven primarily by lower inventory levels. Principal uses of cash were to fund operations, capital expenditures, the repurchase of company shares for the treasury, and the payment of dividends. For the six months ended June 30, 1999, domestic short-term borrowings averaged $6 million for 101 days compared to $20 million for 118 days in 1998.

In March, 1998 the company completed a $35 million private placement of senior unsecured notes due March 20, 2013. The notes carry a fixed interest rate of 6.57%, and are payable in equal annual installments of $3.5 million beginning in 2004. Proceeds from the private placement were used to pay down the company's short-term line of credit and to fund future investment opportunities. The company continues to maintain domestic bank credit facilities aggregating $40 million to meet the needs of the company. As of June 30, 1999, $1.8 million of the credit line was utilized to provide a bank letter of credit to secure insurance obligations. Management believes the company's operating cash flow, along with the bank credit lines, are sufficient to meet future liquidity requirements.

The company's European operations maintain separate lines of credit with local banks of approximately $6 million at current exchange rates. Management believes that the bank lines along with parent company loans, if any, are sufficient to meet future liquidity requirements.

Capital expenditures were $4.6 million for the first six months of 1999 compared to $7.7 million in 1998. Total capital expenditures are expected to be approximately $15 million in 1999 compared with $15 million in 1998, and will be used to increase capacity in the domestic and international metal buildings businesses, as well as the architectural products business.

Through the second quarter of 1999 the company also used cash to repurchase approximately 267,000 shares of company common stock for the treasury for $6.8 million and to pay dividends of $2.1 million. Total backlog of $338 million increased 3% from comparable backlog of a year ago.

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

The remaining $1.6 million restructuring accrual at the end of the second quarter pertains to severance and termination costs ($.6 million), and legal, claims, and other incremental shut-down costs ($1 million) associated with restructuring the Brazilian and European metal buildings operation. The company utilized $.7 million of the restructuring accrual through the second quarter of 1999 with $.09 million utilized in the first quarter and $.61 million in the second quarter of 1999 as shown in the schedule below.


                                                         Details of the Restructuring Accrual
                                                  12/31/1998                             6/30/1999
                                                   Accrual           Utilization          Accrual
                                               ----------------- ------------------- -------------------
Severance and termination costs                           $1,185                $590                $595

Legal, claims, and other costs                             1,092                 110                 982
                                               ----------------- ------------------- -------------------
                                                          $2,277                $700              $1,577
                                               ----------------- ------------------- -------------------

During the first quarter 1999 the company recorded an additional $1.5 million restructuring charge for currency translation losses on its remaining Brazilian net asset exposure due to the devaluation of the Brazilian currency caused by the Brazilian government's decision to let its currency, the real, to fluctuate in value compared to the U.S. dollar.

YEAR 2000 UPDATE
Many computer systems used by companies, governments, and individuals around the world use only the last two digits to refer to a year ("99" for 1999). Therefore these computer programs and systems may not properly distinguish between a year that begins with "20" versus one beginning with "19". If not corrected, many computer applications could fail or create erroneous results. This has come to be known as the year "2000" (Y2K) problem.

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

INFORMATION TECHNOLOGY: The assessment phase of the IT process was completed in 1997. The company is currently in the remediation and compliance phases. company business units are at various stages of compliance. It is estimated that collectively the company has achieved 91% compliance with its IT plan. It is estimated that 100% compliance with all phases of the IT plan will be achieved during the third quarter of 1999.

OTHER TECHNOLOGY: The assessment phase of the Non-IT process began in 1998 with an inventory taken of all computer controlled and networked manufacturing equipment to determine if date functions existed in their controllers and whether they were compliant. This phase of the Non-IT process is complete and remediation is in progress of equipment controls which are non-compliant. To date the company is approximately 99% complete with its total Non-IT plan and anticipates 100% compliance during the third quarter of 1999.

BUSINESS ISSUES: The assessment phase of the Business Issues compliance plan began in 1998. To date each business unit has solicited their key service providers, vendors, and customers to assess their Y2K readiness. The company is approximately 89% complete with its Business Issues plan and anticipates 100% compliance with all phases of the plan during the third quarter of 1999.

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

MANAGEMENT TRANSITION
In June, 1999 Mr. Donald H. Pratt was elected chairman of Butler Manufacturing Company. Mr. Pratt succeeds retired chairman Robert H. West.

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

For additional comments, refer to the July 19, 1999 letter to shareholders, which is attached as exhibit 19.

PART II. - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits

         (19)      July 19, 1999 letter to shareholders

         (27)      Financial Data Schedule

    (b)  Reports on Form 8-K

              The company has not filed any reports on Form 8-K during the quarter ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


BUTLER MANUFACTURING COMPANY


August 12, 1999                                /s/ Larry C. Miller
---------------                                ---------------------------------
Date                                           Larry C. Miller
                                               Vice President - Finance,
                                               and Chief Financial Officer



August 12, 1999                                /s/ John W. Huey
---------------                                ---------------------------------
Date                                           John W. Huey
                                               Vice President, General Counsel
                                               and Secretary

                                                                      Exhibit 99

                                  EXHIBIT INDEX

Exhibit
Number                     Description
---------                  -------------------------------------------
19                         July 19, 1999 Letter to Shareholders

27                         Financial Data Schedule