Form 10-Q
period 1999-09-30
BUTLER MANUFACTURING CO
filed 1999-11-15
CIK 15840

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                        Quarterly Report Under Section 13
                                 or 15(d) of the
                         Securities Exchange Act of 1934

                          Commission File No. 001-12335

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

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

                      Shares of common stock outstanding at
                          SEPTEMBER 30, 1999: 7,035,702


      The name, address and fiscal year of the Registrant have not changed since the last report.


 The Registrant (1) has filed all reports required to be filed by Section 13 or
  15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                      INDEX



PART I. - FINANCIAL INFORMATION                                                 Page Number
                                                                                -----------
ITEM 1.  Financial Statements

     (1) Consolidated Financial Statements (unaudited):

         Consolidated Statements of Operations for the Three and Nine Month
         Periods Ended September 30, 1999 and 1998.                                  3

         Consolidated Statements of Comprehensive Income for the Nine Month
         Periods Ended September 30, 1999 and 1998.                                  4

         Consolidated Balance Sheets as of September 30, 1999 and
         December 31, 1998.                                                          5

         Consolidated Statements of Cash Flows for the Nine Month
         Periods Ended September 30, 1999 and 1998.                                  6

     (2) Notes to Consolidated Financial Statements                                  7


ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                       10

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk.                  12

PART II. - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K                                            13

         Signatures                                                                  14

         Exhibits Index                                                              15



                  BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

     For the three and nine month periods ended September 30, 1999 and 1998

                                   (unaudited)
                   ($000's omitted except for per share data)



                                                               Three months ended                         Nine months ended
                                                                  September 30,                              September 30,
                                                         ------------------------------            ------------------------------
                                                           1999                 1998                 1999               1998
                                                         ---------            ---------            ---------         ---------
Net sales                                                $ 266,382            $ 268,054            $ 718,491         $ 700,355
Cost of sales                                              219,704              222,809              593,431           582,121
                                                         ---------            ---------            ---------         ---------
      Gross profit                                          46,678               45,245              125,060           118,234

Selling, general and administrative expenses                33,085               32,007               95,598            91,611
Restructuring charge (credit)                                 (447)                -                   1,067             -
                                                         ---------            ---------            ---------         ---------
      Operating income                                      14,040               13,238               28,395            26,623


Other income (expense), net                                    (53)                (245)                (286)              406
                                                         ---------            ---------            ---------         ---------
      Earnings before interest and taxes                    13,987               12,993               28,109            27,029
Interest expense                                             1,439                1,420                4,314             4,288
                                                         ---------            ---------            ---------         ---------
      Pretax earnings                                       12,548               11,573               23,795            22,741

Income tax expense (benefit)                                (1,822)               4,840                2,830             9,931
                                                         ---------            ---------            ---------         ---------
      Net earnings                                       $  14,370            $   6,733            $  20,965         $  12,810
                                                         =========            =========            =========         =========

Basic earnings per common share                          $    2.04            $    0.89            $    2.95         $    1.68
                                                         =========            =========            =========         =========
Diluted earnings per common share                        $    2.03            $    0.88            $    2.92         $    1.67
                                                         =========            =========            =========         =========


Basic weighted average number of shares                  7,032,296            7,564,700            7,116,872         7,627,038
Diluted weighted average number of shares                7,094,772            7,618,435            7,174,952         7,691,510




          See Accompanying Notes to Consolidated Financial Statements.

                  BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

          For the nine month periods ended September 30, 1999 and 1998

                                   (unaudited)
                   ($000's omitted, except for per share data)

                                                                Nine months ended
                                                                  September 30,

                                                              1999             1998
                                                            --------         --------

Net earnings                                                 $20,965          $12,810
    Other comprehensive income:
      Foreign currency translation adjustment                   (937)            (398)
                                                             -------          -------
Comprehensive income                                         $20,028          $12,412
                                                             =======          =======




          See Accompanying Notes to Consolidated Financial Statements.

                  BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                    September 30, 1999 and December 31, 1998

                                   (unaudited)
                                ($000's omitted)


                                                                1999             1998
                                                            ------------    -------------
ASSETS
  Current assets:
    Cash and cash equivalents                               $     42,056    $     10,260
    Receivables, net                                             145,226         130,622
    Inventories:
      Raw materials                                               22,075          34,509
      Work in process                                             12,885           8,503
      Finished goods                                              33,462          37,417
      Lifo reserve                                               (10,711)        (10,177)
                                                            ------------    ------------
           Total inventory                                        57,711          70,252

    Real estate developments in progress                          26,444          19,139
    Deferred tax assets                                           16,755          10,944
    Other current assets                                          10,444          12,283
                                                            ------------    ------------
      Total current assets                                       298,636         253,500

  Investments and other assets                                    42,433          38,689
  Assets held for sale                                             4,000           4,000
  Property, plant and equipment, at cost                         235,143         243,671
    Less accumulated depreciation                               (143,459)       (145,967)
                                                            ------------    ------------
      Net property, plant and equipment                           91,684          97,704
                                                            ------------    ------------
                                                            $    436,753    $    393,893
                                                            ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Notes payable                                           $      3,058    $      1,627
    Current maturities of long-term debt                           5,701           5,832
    Accounts payable                                             101,080          83,710
    Dividends payable                                              1,126           1,092
    Accrued liabilities                                           75,695          62,444
    Taxes on income                                                8,054           6,425
                                                            ------------    ------------
      Total current liabilities                                  194,714         161,130

  Deferred tax liabilities                                         3,441           3,441
  Other noncurrent liabilities                                    15,980          16,233
  Long-term debt, less current maturities                         62,057          62,901

  Shareholders' equity:
    Common stock, no par value, authorized 20,000,000
      shares, issued 9,088,200 shares, at stated value            12,623          12,623
    Cumulative foreign currency translation adjustment              (989)            (52)
    Retained earnings                                            196,162         178,536
                                                            ------------    ------------
                                                                 207,796         191,107
  Less cost of common stock in treasury, 2,052,498 shares
    in 1999 and 1,806,202 shares in 1998                          47,235          40,919
                                                            ------------    ------------
     Total shareholders' equity                                  160,561         150,188
                                                            ------------    ------------
                                                            $    436,753    $    393,893
                                                            ============    ============



          See Accompanying Notes to Consolidated Financial Statements.

                  BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

          For the nine month periods ended September 30, 1999 and 1998

                                   (unaudited)
                                ($000's omitted)




                                                                            1999        1998
                                                                          --------    --------
Cash flows from operating activities:
  Net earnings                                                            $ 20,965    $ 12,810
  Adjustments to reconcile net earnings to net cash used
  in operating activities:
     Depreciation and amortization                                          11,617      11,012
     Restructuring Charge, net                                               1,067        --
     Equity earnings on joint ventures                                         (99)       (156)
  Change in asset and liabilities, net of businesses acquired and sold:
     Receivables                                                           (14,604)    (28,214)
     Inventories                                                            12,681       3,234
     Real estate developments in progress                                   (7,305)        748
     Other current assets                                                   (3,972)        638
     Current liabilities excluding short-term debt                          32,545      32,591
                                                                          --------    --------
        Net cash provided by operating activities                           52,895      32,663

Cash flows from investing activities:
  Capital expenditures                                                      (6,414)    (10,301)
  Other, net                                                                (2,777)     (6,512)
                                                                          --------    --------
        Net cash used in investing activities                               (9,191)    (16,813)

Cash flows from financing activities:

  Payment of dividends                                                      (3,218)     (3,214)
  Proceeds from issuance of long-term debt                                    --        35,000
  Repayment of long-term debt                                                 (851)       (821)
  Net increase (decrease) in short-term debt                                 1,300     (19,766)
  Sale and issuance of treasury stock                                          457         781
  Purchase of treasury stock                                                (6,773)     (6,121)
  Other, net                                                                (1,886)        (64)
                                                                          --------    --------
        Net cash (used) provided by financing activities                   (10,971)      5,795

Effect of exchange rate changes on cash                                       (937)       (398)
                                                                          --------    --------
  Net increase in cash and cash equivalents                                 31,796      21,247
Cash and cash equivalents at beginning of year                              10,260       5,515
                                                                          --------    --------

Cash and cash equivalents at September 30                                 $ 42,056    $ 26,762
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

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENT
Derivative Instruments and Hedging Activities
The Financial Accounting Standards Board (FASB) issued Statement Nos. 133 and 137, "Accounting for Derivative Instruments and Hedging Activities" effective for fiscal years beginning after June 15, 2000. These new statements replace existing pronouncements and practices with an integrated accounting and reporting standard for derivatives and hedging activities. They require every derivative instrument be recorded in the balance sheet as either an asset or liability at its fair value, and changes in a derivative's fair value be recognized in current earnings or other comprehensive income.

NOTE 3 - BUSINESS SEGMENTS
The company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which changed the way the company reports information about its operating segments.

The company groups its operations into four business segments: Building Systems, Architectural Products, Construction Services, and Real Estate. The Building Systems segment includes the U.S. and foreign building systems businesses and the company's international joint venture operations. These business units supply steel and wood frame pre-engineered building systems for a wide variety of commercial, community, industrial, and agricultural applications. Also included in the Building Systems segment are all restructuring charges, previously included in Other.

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

                                                         Three Months                       Nine Months
NET SALES                                             Ended September 30,               Ended September 30,
(Thousands of dollars)                                1999           1999              1999             1998
--------------------------------------------------------------------------------------------------------------

Building Systems                                   $ 177,374      $ 184,930         $ 465,822        $ 469,109
Architectural Products                                50,830         48,560           149,459          133,417
Construction Services                                 49,963         42,219           115,662           99,997
Real Estate                                                0              0            12,630           18,155
Other                                                (11,785)        (7,655)          (25,082)         (20,323)
                                                --------------------------------------------------------------
                                                   $ 266,382      $ 268,054         $ 718,491        $ 700,355
                                                ==============================================================


Net sales represent revenues from sales to affiliated and unaffiliated customers before elimination of intersegment sales which is included in other. Intersegment eliminations are primarily sales from the Building Systems and Architectural Products segments to Construction Services.


                                                          Three Months                      Nine Months
PRETAX EARNINGS (LOSSES)                               Ended September 30,               Ended September 30,
(Thousands of dollars)                                1999            1998             1999             1998
--------------------------------------------------------------------------------------------------------------
Building Systems                                    $ 10,141        $ 11,149         $ 16,941         $ 21,453
Architectural Products                                 5,356           3,470           14,892            8,481
Construction Services                                  1,377             771            2,504            1,732
Real Estate                                              239             178            2,096            2,113
Other                                                 (4,565)         (3,995)         (12,638)         (11,038)
                                                --------------------------------------------------------------
                                                    $ 12,548        $ 11,573         $ 23,795         $ 22,741
                                                ==============================================================


TOTAL ASSETS                                                                        September 30,     December 31,
(Thousands of dollars)                                                                  1999              1998
-----------------------------------------------------------------------------------------------------------------
Building Systems                                                                     $ 225,228         $ 227,474
Architectural Products                                                                  81,056            80,799
Construction Services                                                                   40,611            26,596
Real Estate                                                                             30,284            26,303
Other                                                                                   59,574            32,721
                                                                                --------------------------------
                                                                                     $ 436,753         $ 393,893
                                                                                ================================


Assets represent both tangible and intangible assets used by the segments. Other assets represent cash and cash equivalents, assets held for sale, corporate equipment, and miscellaneous other assets which are not related to a specific business segment.

NOTE 4 - RESTRUCTURING AND ASSET IMPAIRMENT CHARGES
In December 1998, the company's Board of Directors approved a restructuring of the South American and European metal buildings businesses. As a result, the company recorded a $7.1 million pretax charge in connection with the restructuring. In addition, the company recorded a $6.5 million pretax charge for the impairment of certain assets. The actions leading to the restructuring charge were the closing of manufacturing operations in Brazil and the move of European manufacturing operations to Hungary from Scotland. Estimates of realizable sales values were obtained from outside appraisal and the company's experience in selling redundant assets.

The remaining $1 million restructuring accrual at the end of the third quarter pertains to severance and termination costs ($.3 million), and legal, claims, and other incremental shut-down costs ($.7 million) associated with restructuring the Brazilian and European metal buildings operations. The company utilized $1.0 million of the 1998 restructuring accrual through the end of the third quarter of 1999 with $.1 million utilized in the first quarter, and $.6 million in the second quarter and $.3 million third quarters of 1999.

                                           Details of the 1998 Restructuring Accrual
                                                  12/31/1998                             Less:        09/30/99
                                                   Accrual       Utilization          Recoveries       Accrual
                                               ---------------------------------------------------------------
Severance and termination costs                     $1,185           $867               $ ---           $318
Legal, claims, and other costs                       1,092            121                 295            676
                                               ---------------------------------------------------------------
                                                    $2,277           $988                $295           $994
                                               ===============================================================


During the first quarter of 1999 the company recorded an additional $1.5 million restructuring charge for currency translation losses on its remaining Brazilian net asset exposure. In the third quarter $.4 million of the restructuring charge was taken to income, due to better than expected recovery on redundant and impaired assets. Current year restructuring charges net of recoveries totaled $1.1 million through the third quarter of 1999, and are reflected in the Building Systems segment.

NOTE 5 - SALE OF BUSINESS
In September 1999 the company sold the shares of its United Kingdom metal buildings business, Butler Building Systems Ltd., to Aerpac Investment Holding UK Ltd. The company recorded a one-time gain of $5.8 million as a carryback of the businesses capital losses. The gain is reflected as a tax benefit in the September 30, 1999 Consolidated Statement of Operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Net sales for the third quarter of $266 million decreased 1% from a year ago primarily due to decreased sales in the Building Systems segment. This decrease was partially offset by recorded sales increases in the Architectural Products and Construction Services segments. For the nine months ended September 30, 1999 net sales were $718 million compared with $700 million for the same period in 1998, an increase of 3%. The Architectural Products and Constructions Services segments recorded increases while sales in the Building Systems segment were comparable with the prior nine month period. Butler Real Estate sales were lower than those of 1998 due to lower project sales.

The Architectural Products segment, which consists of the Vistawall group, reported a 12% increase in sales for the first nine months of 1999 compared with same period a year ago, due to a good commercial construction market and excellent customer service, while the Construction Services segment sales for the first nine month period of 1999 increased 16% compared with the prior year. Building Systems segment sales were comparable with the same period a year ago. An increase in internationally-based metal building sales over the prior nine month period more than offset a slight decline in domestic metal building systems sales compared with a year ago.

Pretax earnings for the quarter ended September 30, 1999 were $12.5 million compared with $11.6 million for the same period a year ago. The increase is attributable to the Architectural Products segment's strong performance. Pretax earnings for the nine month period ending September 30, 1999 were $23.8 million compared to $22.7 million in the previous year. Increases in the Architectural Products segment more than offset the lower Building Systems segment results and the restructuring charge activity.

In the third quarter of 1999 the company realized a one-time gain of $5.8 million reflected as a tax benefit from the sale of Butler Building Systems, Ltd., its United Kingdom metal buildings subsidiary.

LIQUIDITY AND CAPITAL RESOURCES
Cash and equivalents increased $31.8 million for the first nine months of 1999 due to a decrease in working capital attributed to better working capital management. Principal uses of cash were to fund operations, capital expenditures, the repurchase of company shares for the treasury, and the payment of dividends. For the nine months ended September 30, 1999, domestic short-term borrowings averaged $6 million for 101 days compared to $20 million for 118 days in 1998.

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

The company's foreign operations maintain separate lines of credit with local banks of approximately $7 million at current exchange rates. Management believes that the bank lines along with parent company loans, if any, are sufficient to meet future liquidity requirements.

Capital expenditures were $6.4 million for the first nine months of 1999 compared to $10.3 million for the same period in 1998. Total capital expenditures are expected to be approximately $13 million in 1999 compared with $15 million in 1998, and will be used to increase capacity in the domestic and international metal buildings and architectural products businesses.

Through the third quarter of 1999 the company repurchased for the treasury approximately 268,000 shares of company's common stock for $6.8 million and paid dividends of $3.2 million. Total backlog of $343 million increased 8% from comparable backlog of a year ago.

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

YEAR 2000 STATUS
As of the end of the third quarter the company has completed remediation and compliance testing of mission critical business, manufacturing, and engineering systems, and has developed contingency plans in the unlikely event an interruption or failure occurs in any mission critical system. The contingency plans also address year 2000 compliance of the company's critical product and service providers. To date the majority of all critical suppliers have confirmed their year 2000 readiness. For those who have not, contingency plans have been developed and alternative year 2000 compliant product and service providers have been identified and contacted. If critical company suppliers, who have indicated their compliance, incur year 2000 business interruptions that materially impact their ability to provide products and services, their failure to provide products and services could have a material adverse effect on the company's business, results of operations, and financial condition.

The company will monitor compliance of suppliers well into the subsequent year. Roll-over plans are in place to monitor and report year 2000 interruptions, or failures of critical systems and suppliers through January, 2000, should they occur.

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

For additional comments, refer to the October 15, 1999 letter to shareholders, which is attached as exhibit 19.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes to the disclosure made in the Annual Report on Form 10-K for the year ended December 31, 1998 regarding this matter. See discussion about market risk under Item 2. Management Discussion and Analysis on page 10 of this document.

PART II. - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

      (a)  Exhibits

           (19)  October 15, 1999 letter to shareholders

           (27)  Financial Data Schedule

      (b)  Reports on Form 8-K.

           The company has not filed any reports on Form 8-K during the quarter ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



BUTLER MANUFACTURING COMPANY


November 12,1999                       /s/ Larry C. Miller
----------------                       ---------------------------------------
Date                                   Larry C. Miller
                                       Vice President - Finance,
                                        and Chief Financial Officer



November 12, 1999                      /s/ John W. Huey
-----------------                      ---------------------------------------
Date                                   John W. Huey
                                       Vice President, General Counsel
                                        and Secretary

                                  EXHIBIT INDEX

Exhibit
Number          Description
-------         -----------------------------------------------
19              October 15, 1999 Letter to Shareholders

27              Financial Data Schedule