Form 10-K405
period 1999-12-31
BUTLER MANUFACTURING CO
filed 2000-03-24
CIK 15840

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of The Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                          BUTLER MANUFACTURING COMPANY

                           BMA TOWER, PENN VALLEY PARK

                                (P.O. BOX 419917)

                        KANSAS CITY, MISSOURI 64141-0917

                            TELEPHONE: (816) 968-3000

                      Incorporated in the State of Delaware

                            COMMISSION FILE NO. 0-603

                               IRS NO. 44-0188420

    The Company has no securities registered pursuant to Section 12(g) of the Act. The only class of stock outstanding consists of Common Stock having no par value, 6,876,544 shares of which were outstanding at December 31, 1999. The Common Stock and related Preferred Share Purchase Rights are registered pursuant to Section 12(b) of the Act.

    The aggregate market value of the Common Stock of the Company held by non-affiliates, based upon the last sales price of such stock on February 22, 2000 was $154,034,954.

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

(1) Butler Manufacturing Company 1999 Annual Report, pages 14 through 32 (the "Annual Report" incorporated into Part II).

(2) Butler Manufacturing Company Notice of Annual Meeting of Stockholders and Proxy Statement, dated March 8, 2000 (the "Proxy Statement" incorporated into Parts I and III).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          BUTLER MANUFACTURING COMPANY

                                   FORM 10-K

                                   ---------

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                    CONTENTS

PART I                                                                     Page
                                                                           ----

     Item 1.      Business................................................    3

     Item 2.      Properties..............................................    6

     Item 3.      Legal Proceedings.......................................    7

     Item 4.      Submission of Matters to a Vote of Security Holders.....    7

PART II

     Item 5.      Market for Registrant's Common Equity
                  and Related Stockholder Matters.........................    7

     Item 6.      Selected Financial Data.................................    7

     Item 7.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...........    8

     Item 7A.     Quantitative and Qualitative Disclosure About Market
                  Risk ...................................................    8

     Item 8.      Financial Statements and Supplementary Data.............    8

     Item 9.      Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure..................    8

PART III

     Item 10.     Directors and Executive Officers of the Registrant......    8

     Item 11.     Executive Compensation..................................    9

     Item 12.     Security Ownership of Certain Beneficial
                  Owners and Management...................................   10

     Item 13.     Certain Relationships and Related Transactions..........   10

PART IV

     Item 14.     Exhibits, Financial Statement Schedules and Reports
                  on Form 8-K.............................................   10

SIGNATURES................................................................   13

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS.................................   14

FINANCIAL STATEMENT SCHEDULES.............................................  S-1

                                     PART I

Item 1. Business

(a) General Description of Business

    The Company was founded as a partnership in 1901. It was incorporated in Missouri in 1902 and reincorporated in Delaware in 1969. Its corporate headquarters are located in Kansas City, Missouri, and principal plants and offices are operated throughout the continental United States. Principal international operations are conducted through Butler Europe Kft. a majority owned Hungarian subsidiary, Butler Shanghai Inc., a Chinese wholly owned subsidiary, and Saudi Building Systems Ltd. a minority owned Saudi Arabian joint venture.

    The Company is primarily engaged in the marketing, design and production of systems and components for nonresidential structures. Products and services fall into four principal business segments: (1) Building Systems, consisting primarily of custom designed and pre-engineered steel and wood frame building systems for commercial, community, industrial and agricultural uses; (2) Architectural Products, consisting primarily of curtain wall and storefront systems, custom window systems, skylights and roof vents for low-rise, medium-rise and high-rise nonresidential buildings; (3) Construction Services, providing construction management services for purchasers of large, complex or multiple site building projects; and (4) Real Estate, providing build-to-suit-to-lease development services for corporations who prefer to lease rather than own their facilities.

    The Company's products are sold through independent dealers and strategic alliances developed between the company and several major corporations.

(b) Financial Information about Industry Segments

    The information required by Item 1(b) is incorporated by reference to pages 25 through 26 of the Company's Annual Report, of which pages 14 through 32 are attached as Exhibit 13.1 to this report. See also items 6, 7, 7A, and 8 of this report.

(c) Narrative Description of Business

Building Systems
    The Company's largest segment, Building Systems, includes the North American and International steel building systems businesses and the wood frame buildings business. The International building systems business includes the U.S. export operation; A majority owned European metal building systems subsidiary (Butler Europe Kft.) with manufacturing operations in Hungary and marketing and engineering subsidiaries in the United Kingdom, France, and Germany; Butler Shanghai Inc., a wholly owned Chinese metal building systems subsidiary; and a minority owned Saudi Arabian metal buildings joint venture (Saudi Building Systems, Ltd.).

    The Company's building systems segment activities consist primarily of the design, engineering, and distribution of one to five-story steel and one to two-story wood framed buildings for commercial, community, industrial and agricultural uses such as office buildings, manufacturing facilities, warehouses, schools, shopping centers, restaurants, convenience stores, livestock and farm buildings. Principal product components of the systems are structural members and a variety of pre-engineered wall and roof components. These are fabricated according to standard or customer specifications and shipped to building sites for assembly by independent dealers. Building components are manufactured for North American and export sales in plants located at Galesburg and Charleston, Illinois; Laurinburg, North Carolina; Birmingham, Alabama; Visalia, California; Annville, Pennsylvania; San Marcos, Texas; Lester Prairie, Minnesota; Ottawa, Kansas; and Clear Brook, Virginia.

    Butler Shanghai Inc. markets, engineers and fabricates metal building systems for the China Region from a plant in Shanghai, China. In 1999 the Company announced a $5 million expansion of the Shanghai manufacturing facility to increase its metal building production capacity. The expansion should be completed by the middle of 2000.

    The U.S. export operation markets and engineers metal building systems for the Central American, Caribbean and select Latin American markets. Shipments are sourced primarily from Butler's U.S. plants and local manufacturing alliances. The Company also serves the Canadian market through a branch office in Burlington, Ontario.

    In December 1998 the Company announced the restructuring of its International operations leading to the sale of its United Kingdom manufacturing operation and closing of its Brazilian pre-engineered steel frame buildings manufacturing plant. During 1999 Butler Europe shifted its operations to an expanded facility located in Nyiregyhaza, Hungary. European requirements are supplied by the Hungarian facility and a manufacturing alliance formed with a European supplier.

    Saudi Building Systems, Ltd. manufactures pre-engineered steel frame buildings for Middle Eastern markets at manufacturing facilities located in Jeddah, Saudi Arabia.

    In December 1997 the Company formed Innovative Building Technology, Inc. to design, engineer, market and erect panelized buildings for the smaller commercial buildings segment. In 1999 the business was merged with the Lester wood frame buildings business. Panelized building products are manufactured at existing wood building facilities in Lester Prairie, Minnesota and Ottawa, Kansas.

    Building Systems' products are distributed throughout the world by independent Butler dealers. The dealers provide construction services and in many cases complete design and engineering capabilities.

    Nonresidential pre-engineered buildings compete with conventional forms of building construction in the low-rise commercial, community, industrial and agricultural markets. Competition is primarily based upon cost, time of construction, appearance, thermal efficiency and other specific customer requirements.

    The Company also competes with numerous pre-engineered steel frame building manufacturers doing business within the United States, Canada, Europe, South America and China. The Company believes that its 1999 sales of steel frame pre-engineered building systems within the United States exceeded those of any other nonresidential steel frame pre-engineered building systems manufacturer, with its next largest competitors being NCI Building Systems, Inc., V.P. Buildings a division of the LTV Corporation, American Buildings Company and Ceco and Star Buildings Systems combined, a division of Robertson - Ceco Corporation. Competition among manufacturers of pre-engineered buildings is based primarily upon price, service, product design and performance and marketing capabilities.

    Lester Building Systems, the Company's wood frame buildings business, ranks second in sales to the industry leader, Morton Buildings, Inc., a manufacturer who sells direct to the end user.

Architectural Products
    This segment includes the operations of the Vistawall group which designs, manufactures and sells aluminum extruded curtain wall systems for mid and high-rise office markets, entry doors, custom architectural window systems, translucent roof and wall systems, custom and standard skylights and other standard storefront products for low-rise retail and commercial markets. In early 1997 the Vistawall group acquired the assets of Rebco West, Inc., a West Coast manufacturer and distributor of entrance doors and storefront products. In June 1997 the Vistawall group acquired the stock of Moduline Windows Inc., a Wisconsin-based manufacturer of architectural window systems for the nonresidential buildings market. The Vistawall group's products are distributed on a material supply basis to either curtain wall erection subcontractors or general contractors, and through its distribution warehouses to glazing contractors for storefront and entry door applications. Manufacturing and distribution facilities are located in Warwick, Rhode Island; Atlanta and Newnan, Georgia; Modesto, Hayward and Rancho Cucamonga, California; Denver Colorado; Cincinnati and Cleveland, Ohio; Terrell, Houston and Dallas, Texas; Tampa, Florida; Washington, D.C.; Chicago, Illinois; St. Louis, Missouri; Seattle, Washington; and Wausau, Wisconsin. In 1997 Vistawall completed the expansion of its Terrell, Texas operation with additional facilities to house a second extrusion press and additional painting operations. Additional extruding and finishing operations will be built in 2000 to increase Vistawall's production capacity. The new facility to be located in the southeastern U.S. will be fully operational in 2001.

    The Division operates in highly competitive markets with other national manufacturers which operate multiple plants and distribution facilities and with regional manufacturers. Competition is primarily based on price, engineering and installation capabilities, delivery, appearance and other specific customer requirements.

    Prior to 1997 the Grain Systems Division was included in this business segment which was previously designated as "Other Building Products". In June 1997 the Company sold its Grain Systems Division which manufactured and marketed grain storage bins and also distributed grain conditioning and handling equipment. The business was sold to CTB, Inc.

Construction Services
    The Company's Construction Services segment consists of Butler Construction, a wholly-owned construction subsidiary also known as BUCON, Inc., which provides comprehensive design, planning, execution and construction management services to major purchasers of construction related services. Butler Heavy Structures is an operating unit of Butler Construction serving markets requiring large complex building designs using heavy fabricated mill steel in combination with Butler's pre-engineered secondary structural and metal cladding systems. Revenues of the Construction Services segment are derived primarily from general contracting. In addition, the segment performs "furnish and erect" and "material only" subcontracts using products from several Company businesses, predominantly the Company's U.S. metal buildings businesses. Competition is primarily based upon price, time necessary to complete a project, design and product performance.

This business segment competes with international, national, regional and local general contracting firms, and whenever possible, performs projects in conjunction with independent Butler dealers.

Real Estate
    This business segment consists solely of Butler Real Estate, Inc., a wholly-owned subsidiary of the Company, which provides value-added real estate development and leasing services to major corporations in cooperation with Butler dealers. Butler Real Estate, Inc. functions as a development and financing source during the lead procurement and construction process. On the basis of commitments to lease obtained from credit worthy customers, Butler Real Estate, Inc. acquires building sites, arranges with Butler dealers for construction of build-to-suit projects and sells the completed projects to permanent investors when the facilities are occupied by lessees.

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

Seasonal Business
    Historically, the Company's sales and net earnings have been affected by cycles in the general economy which influence nonresidential construction markets (see in particular Item 7 of this report). The Company also experiences seasonal demand for products and services. Sales for the first, second, third, and fourth quarters of 1999 were $203 million, $249 million, $266 million and $255 million, respectively.

Backlog
    The Company's backlog of orders believed to be firm was $323 million at December 31, 1999, up 3% from a year ago.

Employees
    At December 31, 1999 the Company employed 4,912 persons, 3,976 of whom were non-union employees, and 936 were hourly paid employees who were members of three unions. At December 31, 1998 the Company employed 5,171 persons.

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

    Except for leased facilities listed below, all of the Company's principal plants and offices are owned:

(1) Leased space used for the Company's executive offices in Kansas City, Missouri (119,000 sq. ft. lease expiring in the year 2001 with an option to renew).

(2) Leased space used for the Vistawall Division plant in Terrell, Texas (145,000 sq. ft. and 121,000 sq. ft. with leases expiring in 2000 and 2006, respectively, both containing options to renew), and fabrication and distribution facilities in Dallas and Houston, Texas; St. Louis, Missouri; Chicago, Illinois; Washington, D.C.; Cincinnati and Cleveland, Ohio; Atlanta and Newnan, Georgia; Tampa, Florida; Seattle, Washington; Modesto, Hayward, and Rancho Cucamonga, California; Warwick, Rhode Island; and Denver, Colorado (493,000 sq. ft. leased with various expiration dates).

(3) Leased space used for Bucon, Inc. in Kansas City, Missouri. (74,000 sq. ft. lease expiring in the year 2007).

(4)  The Company also leases various sales offices throughout the world.

Item 3. Legal Proceedings.

    There are no material legal or environmental proceedings pending as of March 22, 2000, nor does the Company have any known material environmental contingencies as of this date. Proceedings which are pending consist of matters normally incident to the business conducted by the Company and taken together do not appear to be material.

Item 4. Submissions of Matters to a Vote of Security Holders.

    No matters have been submitted to a vote of stockholders since the last annual meeting of stockholders on April 20, 1999

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

    Incorporated by reference to the information under "Quarterly Financial Information (Unaudited)", "Price Range of Common Stock (Unaudited)" and "Historical Review 1999-1995" on pages 31 and 32 of the Annual Report.

    In September 1999 the Company increased its quarterly cash dividend from 15 cents to 16 cents per share to shareholders of record as of October 1, 1999. The Company has limited restrictions on the payment of dividends based on certain debt covenants of Note Agreements dated June 1, 1994 between the Company and four insurance companies and the Note Agreement dated March 1, 1998 with an insurance company (incorporated by reference to the Forms 10-Q for the quarters ended June 30, 1994 and March 31, 1998 as indicated under Item 14). The Company had approximately $17 million of retained earnings available for cash dividends and share repurchases at December 31, 1999.

Item 6. Selected Financial Data.

    Incorporated by reference to the information under "Historical Review 1999-1995" on page 32 of the Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    Incorporated by reference to the information under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14 through 17 of the Annual Report.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

    Incorporated by reference to page 15 and 16 of the Annual Report to the information under "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Item 8. Financial Statements and Supplementary Data.

    Incorporated by reference to the consolidated financial statements and related notes on pages 18 through 32 of the Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    None.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

    Information as to Directors is incorporated herein by reference to pages 2 through 5 of the Proxy Statement. The Executive Officers, their ages, their positions and offices with the Company and their principal occupations during the past five years are shown below:

Corporate Executive Officers

Donald H. Pratt - age 62, Chairman of the Board and Chairman of the Executive Committee; has been a director since 1979. He joined Butler in 1965, became Executive Vice President in 1980, President of the Company in 1986, Vice Chairman and Chairman in 1999. Mr. Pratt is also a director and Vice Chairman of American Century Mutual Funds, a director of Atlas-Copco North America Inc. and is a trustee of the Midwest Research Institute.

John J. Holland - age 49, President and Chief Executive Officer and member of the Board Executive Committee. He joined Butler in 1980 and became Vice President - Controller in 1986, Vice President-Finance in 1990, Executive Vice President in 1998 and President and Chief Executive Officer in 1999. Mr. Holland is a director of Commerce Fund, a mutual fund; an advisory director of Allendale Insurance Company, and a director of Saint Luke's Hospital. He is a former chairman of Heart of America Family Services.

Richard S. Jarman - age 53, Executive Vice President since 1999. He joined the Company in 1974 and became President of the Buildings Division in 1986. Mr. Jarman is a director and former chairman of the Metal Buildings Manufacturers Association and a member if its Executive Committee, and a director of Mid-America Coalition on Health Care. He is a past chairman of INROADS, Kansas City.

Barbara B. Bridger - age 41, Vice President- Human Resources since 1999. She joined Butler in 1980 and previously was Vice President- Human Resources for the Buildings Division.

John T. Cole - age 49, Controller since 1990. He joined Butler in 1977 and previously was Corporate Audit Manager.

John W. Huey - age 52, Vice President, General Counsel, and Secretary since 1999. He joined Butler in 1978 and became Vice President-Administration in 1993 and Assistant General Counsel and Assistant Secretary in 1987.

Paul F. Liljegren - age 45, Treasurer since 1998. He joined Butler in 1979 and previously was Vice President and Controller of Lester Building Systems.

Larry C. Miller - age 43, Vice President-Finance since 1998. He joined Butler in 1980 and became Assistant Treasurer in 1985 and Treasurer in 1989.

Division Executive Officers

Moufid (Mike) Alossi - age 57, President, Butler Shanghai Inc., since 1997. He joined Butler in 1968 and was previously President of Butler World Trade and Vice President-International Sales and Marketing.

Hans G. Berger - age 52, Managing Director, Butler Europe since 1995. He previously was Managing Director, Butler Bausysteme GmbH from 1993 to 1995 and Vice President-Engineering, Butler Canada from 1986 to 1992.

Marc S. Hafer - age 42, President, Lester Building Systems since 1996. From 1993 to 1996 he was President of Walker Systems, Inc., a subsidiary of Wiremold, Inc. He was Vice President-Sales and Marketing of the Company's Walker Division from 1991 to 1993. He first joined Butler in 1988.

Thomas J. Hall - age 54, President, Butler Real Estate, Inc. since 1991. He joined Butler in 1969, and was named Vice President and General Manager of Butler Real Estate, Inc. in 1987.

William L. Johnsmeyer - age 52, President Butler Construction (Bucon, Inc.) since 1990. He joined Butler in 1982 and became President, Walker Division in 1984.

Ronald E. Rutledge - age 58, President Vistawall Division since 1984 when he joined Butler.

Clyde E. Wills, Jr. - age 54, President, Buildings Division since 1999. He first joined Butler in 1972. He was previously Senior Vice President of Operations, Building Division from 1992 to 1997 and was President of the International Division.


Item 11. Executive Compensation.

    Incorporated by reference to the information under "Report of the Compensation and Benefits Committee on Executive Compensation," "Summary Compensation Table," "Option Grants During 1999," "Aggregated Option Exercises and Fiscal Year-End Option Value Table" and "Pension Plan Table" on pages 8 through 13 of the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

    Incorporated by reference to the information under "Beneficial Ownership Table" on pages 6 through 7 of the Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

    Incorporated by reference to the information under "Election of Class B Directors" and "Report on Executive Compensation" in the Proxy Statement on pages 2 through 10.


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K.

(a)  The following documents are filed as part of this report:

     (1)    Financial Statements:
          - "Report of Independent Public Accountants" for the three-year period ended December 31, 1999.
          - Consolidated Balance Sheets as of December 31, 1999 and 1998.
          - Consolidated Statements of Earnings and Retained Earnings for years Ended December 31, 1999, 1998 and 1997.
          - Consolidated Statements of Comprehensive Income for years ended December 31, 1999, 1998, and 1997
          - Consolidated Statements of Cash Flows for years ended December 31, 1999, 1998 and 1997.
          - Notes to Consolidated Financial Statements.

          The foregoing have been incorporated by reference to the Annual Report as indicated under Item 8.

     (2)  Financial Statement Schedules:

          Auditors' Reports on Financial Statement and Schedule II, Valuation and Qualifying Accounts.

          All other schedules are omitted because they are not applicable or the information is contained in the consolidated financial statements or notes thereto.

     (3)  Exhibits:


          3.1 Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Company's form 10-Q for the quarter ended, March 31, 1996).

          3.2 Bylaws of Butler Manufacturing Company as amended effective January 19, 1999 (incorporated by reference to Exhibit 3.2 to the Company's form 10-K for the year ended December 31, 1998).

          3.11 Certificate of Designation of SERIES A, CLASS, 1 PREFERRED STOCK of BUTLER MANUFACTURING COMPANY (Pursuant to Section 151 of the Delaware General Corporation Law), filed September 23, 1999, pursuant to Rights Agreement appended as Exhibit 4.3.

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

          4.3 Rights Agreement dated September 16, 1998, between Butler Manufacturing Company and UMB Bank, N.A. which includes the form of Rights as Exhibit C (incorporated by reference to Exhibit 1.1 to the Company's For 8-A filed September 23, 1999.

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

         13.1 Butler Manufacturing Company 1999 Annual Report Pages 14 through 32 only (the information expressly incorporated herein by reference).

         22.0 Set forth below is a list as of February 22, 2000 of subsidiaries of the Company and their respective jurisdictions of incorporation. Subsidiaries not listed, when considered in the aggregate as a single subsidiary, do not constitute a significant subsidiary.


                                                          Jurisdiction of
               Subsidiary                                   Incorporation
               ----------                                   -------------
               Butler Argentina, S.A.                       Argentina
               Butler do Brasil Limitada                    Brazil
               Butler Export, Inc.                          Barbados
               Butler Europe GmbH                           Germany
               Butler Europe Kft.                           Hungary
               Butler Europe Ltd.                           Scotland
               Butler Systemes de Construction SARL         France
               BMC Real Estate, Inc.                        Delaware
               BUCON, Inc.                                  Delaware
               Butler Pacific, Inc.                         Delaware
               Butler Real Estate, Inc.                     Delaware
               Butler, S.A. de C.V.                         Mexico
               Butler (Shanghai) Inc.                       China
               Butler Holdings, Inc.                        Delaware
               Comercial Butler Limitada                    Chile
               Innovative Building Technology, Inc.         Delaware
               Lester's of Minnesota, Inc.                  Minnesota
               Lester Holdings, Inc.                        Delaware
               Liberty Building Systems, Inc.               Delaware
               Moduline Windows, Inc.                       Wisconsin

         23.1 Consent of Arthur Andersen LLP (incorporated by reference to page 14 of this report).

         24.0  Power of Attorney to sign this Report by each director.

         27.0  Financial Data Schedule.

(b) The Company has not filed any reports on Form 8-K for or during the quarter ended December 31, 1999.

                                  * * * * * *

    The calculation of the aggregate market value the Company's Common Stock held by non-affiliates shown on the front of the cover page assumes that directors are affiliates. Such assumption does not reflect a belief by the Company or any director that any director is an affiliate of the Company.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of March, 2000.

                                              BUTLER MANUFACTURING COMPANY

                                              BY /S/ John J. Holland
                                                ------------------------
                                                     John J. Holland
                                                     President-CEO

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the dates indicated.


/S/ Donald H. Pratt              Chairman of the Board             March 9, 2000
---------------------------
    Donald H. Pratt

/S/ John J. Holland              President-CEO                     March 9, 2000
---------------------------      (Principal Executive Officer)
    John J. Holland

/S/ Richard S. Jarman            Executive VP                      March 9, 2000
---------------------------
    Richard S. Jarman

/S/ Larry C. Miller              Vice President-Finance            March 9, 2000
---------------------------      (Principal Financial Officer)
    Larry C. Miller

/S/ John T. Cole                 Controller                        March 9, 2000
---------------------------      (Principal Accounting Officer)
    John T. Cole

/S/ K. Dane Brooksher            Director                         March 10, 2000
---------------------------
    K. Dane Brooksher

/S/ Gary M. Christensen          Director                         March 10, 2000
---------------------------
    Gary M. Christensen

/S/ Alan M. Hallene              Director                          March 9, 2000
---------------------------
    Alan M. Hallene

/S/ C.L. William Haw             Director                          March 9, 2000
---------------------------
    C.L. William Haw

/S/ Robert J. Novello     *      Director                         March 17, 2000
---------------------------
    Robert J. Novello

/S/ Robert J. Reintjes, Sr.      Director                          March 9, 2000
---------------------------
    Robert J. Reintjes, Sr.

/S/ Gary L. Tapella              Director                          March 9, 2000
---------------------------
    Gary L. Tapella

John W. Huey, by signing his name hereto, does hereby sign this report on Form 10-K on behalf of each of the directors of the Registrant pursuant to a power of attorney executed by each of such directors.

* By /S/ John W. Huey Attorney-in-fact                            March 17, 2000
     ----------------------------------
         John W. Huey, Attorney-in-fact

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS





As independent public accountants, we hereby consent to the incorporation of our reports dated January 26, 2000, included in or incorporated by reference in this Form 10-K, into the Company's previously filed Registration Statements on Form S-8 (Nos. 33-14464, 2-63830, 2-55753,333-02285, and 333-02557).


                                                      /S/ ARTHUR ANDERSEN LLP
                                                      -----------------------
                                                          ARTHUR ANDERSEN LLP
Kansas City, Missouri,
March 22, 2000

                  BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                              KANSAS CITY, MISSOURI

                   Consolidated Financial Statement Schedules
                                   (Form 10-K)

                        December 31, 1999, 1998 and 1997

                        (With Auditors' Reports Thereon)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Shareholders of Butler Manufacturing Company:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Butler Manufacturing Company's 1999 Annual Report to Shareholders, which is incorporated by reference in this Form 10-K, and have issued our report thereon dated January 26, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The Financial Statement Schedule listed in item 14 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements, and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                                      /S/ ARTHUR ANDERSEN LLP
                                                      -----------------------
                                                          ARTHUR ANDERSEN LLP
Kansas City, Missouri,
January 26, 2000

                                   SCHEDULE II

                  BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                             (Thousands of Dollars)




                               Balance at    Charged                            Balance
                               beginning       to                    Less:       at end
Description                     of year      earnings    Other     Deductions   of year
-------------------------      ----------    --------    -----     ----------  --------
                                                          (A)
Allowance for Losses
  on Accounts Receivable:
  1999                         $3,791        $2,876      $ (191)   $1,802       $4,674

  1998                         $2,473        $2,772         -      $ 1,454      $3,791

  1997                         $2,918        $  887      $  198    $ 1,530(B)   $2,473



Restructuring Reserve:
  1999                         $2,277        $1,514(C)   $ (447)   $2,459(D)    $  885

  1998                            -          $2,409          -     $  132       $2,277

  1997                            -             -            -         -           -

(A) Includes transfers and/or recoveries of reserve balances.

(B) Includes write-off of $293.0 thousand in 1997 for the sale of the Grain Systems Division.

(C) Represents $1.5 million Brazilian foreign currency devaluation reserve established and utilized in the first quarter of 1999.

(D) Includes charges against the reserve in 1999 of $1.1 million, plus $1.5 million write-down of Brazilian assets due to currency devaluation, net $.2 million 1999 recoveries shown in the Other column.

                                  EXHIBIT INDEX

EXHIBITS       DESCRIPTION
--------       -----------

3.1 Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Company's form 10-Q for the quarter ended, March 31, 1996).

3.2 Bylaws of Butler Manufacturing Company as amended effective January 19, 1999 (incorporated by reference to Exhibit 3.2 to the Company's form 10-K for the year ended December 31, 1998).

3.11 Certificate of Designation of SERIES A, CLASS, 1 PREFERRED STOCK of BUTLER MANUFACTURING COMPANY (Pursuant to Section 151 of the Delaware General Corporation Law), filed September 23, 1999, pursuant to Rights Agreement appended as Exhibit 4.3.

4.1 Note Agreement between the Company and four Insurance Companies dated as of June 1, 1994 (incorporated by reference to Exhibit 4 of the Company's Form 10-Q for the quarter ended June 30, 1994).

4.2 Note Agreement between the Company and an Insurance Company dated as of March 1, 1998 (incorporated by reference to Exhibit 4 of the Company's Form 10-Q for the quarter ended March 31, 1998).

4.3 Rights Agreement dated September 16, 1998, between Butler Manufacturing Company and UMB Bank, N.A. which includes the form of Rights as Exhibit C (incorporated by reference to Exhibit 1.1 to the Company's For 8-A filed September 23, 1999.

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

10.10 Butler Manufacturing Company Restricted Stock Compensation Program of 1996(incorporated by reference to Exhibit 10.10 to the Company's December 31, 1997 Form 10-K).

13.1 Butler Manufacturing Company 1999 Annual Report Pages 14 through 32 only (the information expressly incorporated herein by reference).

22.0 Set forth below is a list as of February 22, 2000 of subsidiaries of the Company and their respective jurisdictions of incorporation. Subsidiaries not listed, when considered in the aggregate as a single subsidiary, do not constitute a significant subsidiary.

                                                              Jurisdiction of
               Subsidiary                                     Incorporation
               ----------                                     -------------
               Butler Argentina, S.A.                         Argentina
               Butler do Brasil Limitada                      Brazil
               Butler Export, Inc.                            Barbados
               Butler Europe GmbH                             Germany
               Butler Europe Kft.                             Hungary
               Butler Europe Ltd.                             Scotland
               Butler Systemes de Construction SARL           France
               BMC Real Estate, Inc.                          Delaware
               BUCON, Inc.                                    Delaware
               Butler Pacific, Inc.                           Delaware
               Butler Real Estate, Inc.                       Delaware
               Butler, S.A. de C.V.                           Mexico
               Butler (Shanghai) Inc.                         China
               Butler Holdings, Inc.                          Delaware
               Comercial Butler Limitada                      Chile
               Innovative Building Technology, Inc.           Delaware
               Lester's of Minnesota, Inc.                    Minnesota
               Lester Holdings, Inc.                          Delaware
               Liberty Building Systems, Inc.                 Delaware
               Moduline Windows, Inc.                         Wisconsin

23.1 Consent of Arthur Andersen LLP (incorporated by reference to page 16 of this report).

24.0           Power of Attorney to sign this Report by each director.

27.0           Financial Data Schedule.