Form 10-Q
period 2000-03-31
BUTLER MANUFACTURING CO
filed 2000-05-12
CIK 15840

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                        Quarterly Report Under Section 13
                                 or 15(d) of the
                         Securities Exchange Act of 1934

                          Commission File No. 001-12335

                      FOR THE QUARTER ENDED MARCH 31, 2000

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

                      Shares of common stock outstanding at
                            MARCH 31, 2000: 6,636,387


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
ITEM 1.       Financial Statements

     (1)      Consolidated Financial Statements (unaudited):

              Consolidated Statements of Operations for the Three Month
              Periods Ended March 31, 2000 and 1999.                                         3

              Consolidated Statements of Comprehensive Income for the Three Month
              Periods Ended March 31, 2000 and 1999.                                         4

              Consolidated Balance Sheets as of March 31, 2000 and
              December 31, 1999.                                                             5

              Consolidated Statements of Cash Flows for the Three Month
              Periods Ended March 31, 2000 and 1999.                                         6

     (2)      Notes to Consolidated Financial Statements                                     7


ITEM 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                         10

ITEM 3.       Quantitative and Qualitative Disclosure About Market Risk.                    12

PART II. - OTHER INFORMATION

ITEM 6.       Exhibits and Reports on Form 8-K                                              13

              Signatures                                                                    14

              Exhibits Index                                                                15

                  BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

            For the three month periods ended March 31, 2000 and 1999

                                   (unaudited)
                   ($000's omitted except for per share data)

                                                        2000           1999
                                                    -----------     -----------

Net sales                                           $   219,189     $   203,396
Cost of sales                                           184,475         169,493
                                                    -----------     -----------
      Gross profit                                       34,714          33,903

Selling, general and administrative expenses             29,497          30,286
Restructuring charge                                       --             1,514
                                                    -----------     -----------
        Operating income                                  5,217           2,103

Other income (expense), net                                (239)           (137)
                                                    -----------     -----------
       Earnings before interest and taxes                 4,978           1,966
Interest expense                                          1,267           1,509
                                                    -----------     -----------
       Pretax earnings                                    3,711             457

Income tax expense                                        1,496             193
                                                    -----------     -----------
       Net earnings                                 $     2,215     $       264
                                                    ===========     ===========

Basic earnings per common share                     $      0.33     $      0.04
                                                    ===========     ===========
Diluted earnings per common share                   $      0.33     $      0.04
                                                    ===========     ===========


Basic weighted average number of shares               6,755,037       7,234,201
Diluted weighted average number of shares             6,767,519       7,280,234


          See Accompanying Notes to Consolidated Financial Statements.

                  BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

            For the three month periods ended March 31, 2000 and 1999

                                   (unaudited)
                                ($000's omitted)

                                                            2000         1999
                                                         ----------   ---------

Net earnings                                                $2,215       $ 264
       Other comprehensive income:
           Foreign currency translation adjustment            (261)       (277)
                                                         ----------   ---------
Comprehensive income                                        $1,954       $ (13)
                                                         ==========   =========




          See Accompanying Notes to Consolidated Financial Statements.

                  BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      March 31, 2000 and December 31, 1999
                                   (unaudited)
                                ($000's omitted)

                                                                       2000            1999
                                                                   ------------    ------------
ASSETS
     Current assets:
          Cash and cash equivalents                                $     19,676    $     52,951
          Receivables, net                                              136,378         115,588
          Inventories:
               Raw materials                                             23,245          20,620
               Work in process                                           18,433          13,787
               Finished goods                                            31,779          34,924
               Lifo reserve                                             (10,673)         (9,344)
                                                                   ------------    ------------
                    Total inventory                                      62,784          59,987

          Real estate developments in progress                           26,345          18,725
          Deferred tax assets                                             9,237           9,238
          Other current assets                                           15,152          14,499
                                                                   ------------    ------------
               Total current assets                                     269,572         270,988

     Investments and other assets                                        37,081          36,818
     Assets held for sale                                                 4,000           4,000
     Property, plant and equipment, at cost                             244,516         239,507
          Less accumulated depreciation                                (148,067)       (145,456)
                                                                   ------------    ------------
               Net property, plant and equipment                         96,449          94,051
                                                                   ------------    ------------
                                                                   $    407,102    $    405,857
                                                                   ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
          Notes payable                                            $     12,429    $      3,311
          Current maturities of long-term debt                            5,567           5,676
          Accounts payable                                               88,706          90,422
          Dividends payable                                               1,067           1,100
          Accrued liabilities                                            67,919          69,862
          Taxes on income                                                 5,208           4,603
                                                                   ------------    ------------
               Total current liabilities                                180,896         174,974

     Deferred tax liabilities                                             1,642           1,642
     Other noncurrent liabilities                                        13,027          12,670
     Long-term debt, less current maturities                             56,939          57,021

     Shareholders' equity:
         Common stock, no par value, authorized 20,000,000
            shares, issued 9,088,200 shares, at stated value             12,623          12,623
         Foreign currency translation adjustment                         (1,363)         (1,102)
         Retained earnings                                              200,364         199,229
                                                                   ------------    ------------
                                                                        211,624         210,750
         Less cost of common stock in treasury, 2,451,813 shares
             in 2000 and 2,211,646 shares in 1999                        57,026          51,200
          Total shareholders' equity                                    154,598         159,550

          Commitments and contingencies                                    --              --
                                                                   ------------    ------------
                                                                   $    407,102    $    405,857
                                                                   ============    ============


           See Accompanying Notes to Consolidated Financial Statements

                  BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

            For the three month periods ended March 31, 2000 and 1999

                                   (unaudited)
                                ($000's omitted)

                                                                    2000        1999
                                                                  --------    --------
Cash flows from operating activities:
     Net earnings                                                 $  2,215    $    264
     Adjustments to reconcile net earnings to net cash used
     in operating activities:
          Depreciation and amortization                              3,909       3,919
          Restructuring Charge, net                                   --         1,514
          Equity earnings of joint ventures                            (35)        (30)
    Change in asset and liabilities:
          Receivables                                              (20,790)      6,570
          Inventories                                               (2,797)      8,207
          Real estate developments in progress                      (7,620)      3,014
          Other current assets and current liabilities              (3,706)    (15,227)
                                                                  --------    --------
               Net cash (used) provided by operating activities    (28,824)      8,231

Cash flows from investing activities:
     Capital expenditures                                           (5,721)     (1,710)
     Net change in other noncurrent assets                            (849)     (1,742)
                                                                  --------    --------
               Net cash used by investing activities                (6,570)     (3,452)

Cash flows from financing activities:
     Payment of dividends                                           (1,100)     (1,092)
     Proceeds from issuance of long-term debt                           58        --
     Repayment of long-term debt                                      (140)       (217)
     Net increase in short-term debt                                 9,009       6,344
     Issuance of treasury stock                                        503         277
     Purchase of treasury stock                                     (6,329)     (3,543)
     Net change in other noncurrent liabilities                        379        (833)
                                                                  --------    --------
               Net cash provided by financing activities             2,380         936

Effect of exchange rate changes                                       (261)       (277)
                                                                  --------    --------
     Net increase (decrease) in cash and cash equivalents          (33,275)      5,438
Cash and cash equivalents at beginning of year                      52,951      10,260
                                                                  --------    --------

Cash and cash equivalents at March 31                             $ 19,676    $ 15,698
                                                                  ========    ========



          See Accompanying Notes to Consolidated Financial Statements.

                  BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in Butler Manufacturing Company's 1999 Form 10-K. It is suggested that those consolidated statements be read in conjunction with this report. The year-end financial statements presented were derived from the company's audited financial statements. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary for a fair presentation of the financial position of Butler Manufacturing Company and the results of its operations.

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

The company enters into forward currency exchange contracts and hedge contracts for certain commodities used in its trade or business. Currently, gains or losses on open contracts are not reflected in the company's financial statements, but are recorded only at their contract settlement date. The effect of implementing FASB No. 133 is still under evaluation. It is believed that its implementation will not have a material effect on the company's financial statements.

NOTE 3 - BUSINESS SEGMENTS
The company groups its operations into four business segments: Building Systems, Architectural Products, Construction Services, and Real Estate. The Building Systems segment includes the U.S. and foreign building systems businesses and the company's international joint venture operations. These business units supply steel and wood frame pre-engineered building systems for a wide variety of commercial, community, industrial, and agricultural applications. Also included in the Building Systems segment are all restructuring and asset impairment charges, previously included in Other.

The Architectural Products segment includes the operations of the Vistawall Group. The group's businesses design, manufacture, and market architectural aluminum systems for nonresidential construction, including curtain wall, storefront systems, windows, doors, skylights, and roof accessories.

The Construction Services segment provides comprehensive design and construction planning, execution, and management services for major purchasers of construction. Projects are usually executed in conjunction with the dealer representatives of other Butler divisions.

The Real Estate segment provides real estate build-to-suit-to-lease development services in cooperation with Butler dealers.

The accounting policies for the segments are the same as those described in the summary of significant accounting policies as included in the company's 1999 form 10-K. Butler Manufacturing Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and expertise.

The Other classification represents unallocated corporate expenses and unallocated assets, including corporate offices, deferred taxes, pension accounts, interest expense, and intersegment eliminations.

                                                           Three Months
NET SALES                                                Ended March 31,
(Thousands of dollars)                              2000                1999
--------------------------------------------------------------------------------

Building Systems                                 $ 136,310            $ 128,026
Architectural Products                              53,950               48,205
Construction Services                               32,228               22,926
Real Estate                                            214                9,270
Other                                               (3,513)              (5,031)
                                                 ---------            ---------
                                                 $ 219,189            $ 203,396
                                                 ---------            ---------


Net sales represent revenues from sales to affiliated and unaffiliated customers before elimination of intersegment sales which is included in Other. Intersegment eliminations are primarily sales from the Building Systems and Architectural Products segments to Construction Services.

                                                            Three Months
PRETAX EARNINGS (LOSSES)                                  Ended March 31,
(Thousands of dollars)                              2000                1999
--------------------------------------------------------------------------------

Building Systems                                     $ 3,473            $(2,037)
Architectural Products                                 4,091              4,077
Construction Services                                    552                103
Real Estate                                              377              1,324
Other                                                 (4,782)            (3,010)
                                                     -------            -------
                                                     $ 3,711            $   457
                                                     -------            -------



TOTAL ASSETS                                         March 31,      December 31,
(Thousands of dollars)                                 2000            1999
--------------------------------------------------------------------------------

Building Systems                                     $217,385           $212,652
Architectural Products                                 83,334             83,315
Construction Services                                  42,982             27,369
Real Estate                                            30,351             22,731
Other                                                  33,050             59,790
                                                     --------           --------
                                                     $407,102           $405,857
                                                     --------           --------


Assets represent both tangible and intangible assets used by each business segment. Other represents cash and cash equivalents, assets held for sale, corporate equipment, and miscellaneous other assets which are not related to a specific business segment.

NOTE 4 - RESTRUCTURING AND ASSET IMPAIRMENT CHARGES
In December 1998, the company's board of directors approved a restructuring of the South American and European metal buildings businesses. As a result, the company recorded a $7.1 million pretax charge in connection with the restructuring. In addition, the company recorded a $6.5 million pretax charge for the impairment of certain assets. The actions leading to the restructuring charge were the closing of manufacturing operations in Brazil and repositioning of European operations. Estimates of realizable asset sales values were obtained from outside appraisals and the company's experience in selling redundant assets.

The remaining $.9 million restructuring accrual at the end of the first quarter pertains to severance and termination costs ($.3 million), and legal, claims, and other incremental shutdown costs ($.6 million). The company utilized $1.1 million of the 1998 restructuring accrual through the end of the first quarter of 2000. During 1999, $.1 million was utilized in the first quarter, $.6 million in the second quarter, $.3 million third quarter, and $.1 million in the fourth quarter of 1999.

       Restructuring Charge and Accrual Activity through 1st Quarter, 2000


                                        12/31/1998                            Less:            03/31/2000
                                         Accrual        Utilization        Recoveries            Accrual
                                     ----------------------------------------------------------------------
Severance and termination costs           $1,185         $   (930)           $  ---               $255
Legal, claims, and other costs             1,092             (169)             (295)               628
                                     ----------------------------------------------------------------------
                                          $2,277         $ (1,099)            $(295)              $883
                                     ----------------------------------------------------------------------


During the first quarter of 1999, the company recorded an additional $1.5 million restructuring charge for currency translation losses on its remaining Brazilian net asset exposure. In the third quarter $.4 million of the restructuring charge was taken to income, due to reduced legal, claims, and other costs, and better than expected recovery on redundant and impaired assets. Restructuring charges, net of recoveries, totaled $1.1 million through the first quarter of 2000, and are reflected in the Building Systems segment.

NOTE 5 - SALE OF BUSINESS
In September 1999, the company sold the shares of its United Kingdom metal buildings business, Butler Building Systems Ltd., to Aerpac Investment Holding UK Ltd. The company recorded a one-time gain of $5.8 million as a carryback of its capital loss.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Net sales for the first quarter were $219 million, an increase of 8% compared with a year ago. All segments reported higher sales except the Real Estate segment. Real Estate segment sales fell behind the prior year due to lower project sales.

Building Systems segment sales were up 6% over the prior year due to a 19% increase in the U.S. metal buildings business facilitated by the unusually mild first quarter weather and partially offset by decreased sales internationally. The Architectural Products segment, which consists of the Vistawall group, reported a 12% increase in sales for the first three months of 2000 compared with same period a year ago, with continued strong demand for storefront and curtainwall product. Construction Services segment sales for the first quarter of 2000 increased 41% compared with the prior year primarily reflective of increased activity and a lower than normal result in the first quarter of 1999. The Real Estate segment closed no projects in the first quarter and sales were down $9 million as a result, compared with the positive sales contribution for the same period last year.

Pretax earnings for the quarter ended March 31, 2000 were $3.7 million compared with $.4 million for the same period a year ago. The 1999 first quarter pretax earnings reflected the $1.5 million currency translation loss resulting in comparable 1999 pretax earnings of $1.9 million. The increase is primarily attributable to the Building System segment's increased sales volume and management of expenses which more than offset the effect of the currency translation loss from the prior year.

LIQUIDITY AND CAPITAL RESOURCES
Cash and equivalents decreased $33.3 million for the first three months of 2000. Increases in working capital and spending for treasury share purchases, capital expenditures, and the payment of dividends were the primary uses of cash. Sources of cash were operations and short-term borrowings. For the three months ended March 31, 2000, domestic short-term borrowings averaged $8.5 million for 17 days compared to $6.4 million for 66 days in 1999.

The company continues to maintain domestic bank credit facilities aggregating $40 million. As of March 31, 2000, borrowings of $10 million were outstanding. The company's foreign operations maintain separate lines of credit with local banks of approximately $7 million, with $2 million utilized at current exchange rates at March 31, 2000. Management believes the company's operating cash flow, along with the bank credit lines, are sufficient to meet future liquidity requirements.

Capital expenditures were $5.7 million for the first three months of 2000 compared to $1.7 million for the same period in 1999. Total capital expenditures for 2000 are expected to be $38 million, and primarily used to increase capacity in the Building Systems and Architectural Products business segments.

A 35-acre site in Greene County, Tennessee, has been acquired and construction has begun on a new $24 million architectural aluminum extrusion and finishing plant for the Vistawall Architectural Products division. The division is one of the nation's largest manufacturers of engineered windows, curtain wall, storefront and skylight systems for the nonresidential building construction market. The 240,000 square foot plant will primarily serve the eastern United States beginning in the first quarter of 2001.

During the first quarter of 2000, the company repurchased for the treasury approximately 262,000 shares of company's common stock for $6.3 million and paid dividends of $1.1 million. Total backlog of $318 million increased 1% from comparable backlog of a year ago.

MARKET PRICE RISK
The company's principal exposure to market risk is from changes in commodity prices, interest rates, and currency exchange rates. To limit exposure and to manage volatility related to these risks, the company enters into select commodity and currency hedging transactions, as well as forward purchasing

Commodity Price Exposure: The company's primary commodities are steel, aluminum, and wood. Steel is the company's largest purchased commodity. The company enters into forward steel purchase arrangements in its metal buildings business for periods of less than one year duration to protect against potential price increases. To the extent there are increases in the company's steel costs, they are generally recaptured in the company's product sales prices.

Aluminum hedge contracts of less than one year duration are purchased to hedge the engineered products backlog of the Vistawall group against potential losses caused by increases in aluminum costs. This product line is sensitive to material cost movements due to the longer lead times from project quoting to manufacture. Gains or losses recorded on hedge contracts are offset against the actual aluminum costs incurred. The fair value of aluminum contracts and their associated risk are immaterial.

The company's wood frame building business enters into forward purchase arrangements for commercial grade lumber for periods of less than one year duration. Lumber costs are generally more volatile than steel costs. To offset increases in lumber costs, the company adjusts product prices accordingly.

Interest Rates: The majority of the company's long-term debt carries a fixed interest rate, therefore the company's interest expense is relatively stable and not influenced by changes in market interest rates.

Foreign Currency Fluctuation: The majority of the company's business is transacted in U.S. dollars, therefore limiting the company's exposure to foreign currency fluctuations. Where the company has foreign-based operations, the local currency has been adopted as the functional currency. As such, the company has both transaction and translation foreign exchange exposure in those operations. Due to relative cost and limited availability, the company does not hedge its foreign net asset exposure. The company does hedge short-term foreign currency transaction exposures related to sales activity in Canada. Forward Canadian dollar sale contracts of less than one year duration are purchased to cover the exposure. The fair value of such contracts are immaterial.

OTHER
In April 2000, the board of directors elected two new directors: Susan F. Davis, vice president, human resources for Johnson Controls, Inc. and William D. Zollars, chairman, president and chief executive officer of Yellow Corporation. Alan M. Hallene retired from the board of directors in April 2000 after 20 years of service.

The board of directors also authorized, in April 2000, the repurchase of 750,000 shares of Butler common stock, to be used for employee benefit plans and other corporate purposes. Purchases will be made from time to time in the open market and in private transactions at prevailing market prices. This authorization replaces the company's previous share repurchase authorization announced in January 1999.

YEAR 2000 STATUS
Through the first quarter of 2000, there have been no significant reportable events related to the company's key computer information and manufacturing control systems, nor to the failure of any suppliers to meet their commitments.

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

For additional comments, refer to the April 17, 2000 letter to shareholders, which is attached as exhibit 19.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes to the disclosure made in the Annual Report on Form 10-K for the year ended December 31, 1999 regarding this matter. See discussion about market risk under Item 2. Management Discussion and Analysis on page 11 of this document.

PART II. - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

     (a)   Exhibits

           (19)  April 17, 2000 letter to shareholders

           (27)  Financial Data Schedule

     (b)   Reports on Form 8-K.

           The company has not filed any reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



BUTLER MANUFACTURING COMPANY


May 12, 2000                                  /s/ Larry C. Miller
-------------                                 --------------------------------
Date                                          Larry C. Miller
                                              Vice President - Finance,
                                               and Chief Financial Officer



May 12, 2000                                  /s/ John W. Huey
-------------                                 --------------------------------
Date                                          John W. Huey
                                              Vice President, General Counsel
                                               and Secretary

                                  EXHIBIT INDEX

Exhibit
Number             Description
--------           -------------------------------------
19                 April 17, 2000 Letter to Shareholders

27                 Financial Data Schedule