Form 10-Q
period 2000-06-30
BUTLER MANUFACTURING CO
filed 2000-08-14
CIK 15840

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                        Quarterly Report Under Section 13
                                 or 15(d) of the
                         Securities Exchange Act of 1934

                          Commission File No. 001-12335

                       FOR THE QUARTER ENDED JUNE 30, 2000

                          BUTLER MANUFACTURING COMPANY

                        Incorporated in State of Delaware

                          BMA Tower - Penn Valley Park
                             Post Office Box 419917
                        Kansas City, Missouri 64141-0917

                              Phone: (816) 968-3000
                I.R.S. Employer Identification Number: 44-0188420

                      Shares of common stock outstanding at
                            JUNE 30, 2000: 6,394,063


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

ITEM 1.     Financial Statements

     (1)    Consolidated Financial Statements (unaudited):

            Consolidated Statements of Operations for the Three
            and Six Month Periods Ended June 30, 2000 and 1999.            3

            Consolidated Statements of Comprehensive Income for
            the Six Month Periods Ended June 30, 2000 and 1999.            4

            Consolidated Balance Sheets as of June 30, 2000 and
            December 31, 1999.                                             5

            Consolidated Statements of Cash Flows for the
            Six Month Periods Ended June 30, 2000 and 1999.                6

     (2)    Notes to Consolidated Financial Statements                     7


ITEM 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                 10

ITEM 3.     Quantitative and Qualitative Disclosure About
            Market Risk.                                                  12

PART II. - OTHER INFORMATION

ITEM 6.     Exhibits and Reports on Form 8-K                              13

            Signatures                                                    14

            Exhibits Index                                                15

                 BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

        For the three and six month periods ended June 30, 2000 and 1999

                                  (unaudited)
                   ($000's omitted except for per share data)


                                                        Three months ended                         Six months ended
                                                              June 30,                                 June 30,

                                                ----------------   -----------------    ----------------    ----------------
                                                     2000                 1999                 2000                1999
                                                ----------------   -----------------    ----------------    ----------------

Net sales                                         $ 244,036            $ 248,713           $ 463,225           $ 452,109
Cost of sales                                       201,879              204,234             386,354             373,727
                                                ----------------   -----------------    ----------------    ----------------
      Gross profit                                   42,157               44,479              76,871              78,382
Selling, general and administrative expenses         30,482               32,227              59,979              62,513
Restructuring charge, (credit)                         (441)                 -                  (441)              1,514
                                                ----------------   -----------------    ----------------    ----------------
      Operating income                               12,116               12,252              17,333              14,355

Other income (expense), net                           (132)                 (96)                (371)               (233)
                                                ----------------   -----------------    ----------------    ----------------
      Earnings before interest and taxes             11,984               12,156              16,962              14,122
Interest expense                                      1,405                1,366               2,672               2,875
                                                ----------------   -----------------    ----------------    ----------------
      Pretax earnings                                10,579               10,790              14,290              11,247
Income tax expense                                    3,936                4,459               5,432               4,652
                                                ----------------   -----------------    ----------------    ----------------
      Net earnings                                  $ 6,643              $ 6,331             $ 8,858             $ 6,595
                                                ================   =================    ================    ================

Basic earnings per common share                      $ 1.01               $ 0.89              $ 1.33              $ 0.92
                                                ================   =================    ================    ================
Diluted earnings per common share                    $ 1.01               $ 0.89              $ 1.32              $ 0.91
                                                ================   =================    ================    ================

Basic weighted average number of shares           6,598,922            7,084,119           6,676,980           7,159,160
Diluted weighted average number of shares         6,609,374            7,149,851           6,688,477           7,215,043



          See Accompanying Notes to Consolidated Financial Statements

                 BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

             For the six month periods ended June 30, 2000 and 1999

                                  (unaudited)
                  ($000's omitted, except for per share data)


                                                                        Six months ended
                                                                            June 30,

                                                                 2000                    1999
                                                           ----------------       ----------------

Net earnings                                                  $ 8,858                 $ 6,595
     Other comprehensive income:
       Foreign currency translation adjustment                   (118)                   (591)
                                                           ----------------       ----------------
Comprehensive income                                          $ 8,740                 $ 6,004
                                                           ================       ================




          See Accompanying Notes to Consolidated Financial Statements.

                 BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                      June 30, 2000 and December 31, 1999

                                  (unaudited)
                                ($000's omitted)

                                                                               2000               1999
                                                                          --------------     -------------
ASSETS
     Current assets:
          Cash and cash equivalents                                       $   17,519           $   52,951
          Receivables, net                                                   137,197              115,588
          Inventories:
               Raw materials                                                  22,736               20,620
               Work in process                                                13,009               13,787
               Finished goods                                                 31,642               34,924
               Lifo reserve                                                   (9,594)              (9,344)
                                                                          ----------           ----------
                    Total inventory                                           57,793               59,987

          Real estate developments in progress                                33,057               18,725
          Deferred tax assets                                                  9,237                9,238
          Other current assets                                                 9,057               14,499
                                                                          ----------           ----------
               Total current assets                                          263,860              270,988

     Investments and other assets                                             36,844               36,818
     Assets held for sale                                                      4,000                4,000
     Property, plant and equipment, at cost                                  253,309              239,507
          Less accumulated depreciation                                     (150,841)            (145,456)
                                                                          ----------           ----------
               Net property, plant and equipment                             102,468               94,051
                                                                          ----------           ----------
                                                                          $  407,172           $  405,857
                                                                          ==========           ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
          Notes payable                                                      $ 9,831              $ 3,311
          Current maturities of long-term debt                                 5,311                5,676
          Accounts payable                                                    80,506               90,422
          Dividends payable                                                    1,023                1,100
          Accrued liabilities                                                 75,089               69,862
          Taxes on income                                                      8,705                4,603
                                                                          ----------           ----------
               Total current liabilities                                     180,465              174,974

     Deferred tax liabilities                                                  1,642                1,642
     Other noncurrent liabilities                                             13,071               12,670
     Long-term debt, less current maturities                                  56,830               57,021

     Shareholders' equity:
         Common stock, no par value, authorized  20,000,000
            shares, issued 9,088,200 shares, at stated value                  12,623               12,623
         Cumulative foreign currency translation adjustment                   (1,220)              (1,102)
         Retained earnings                                                   205,980              199,229
                                                                          ----------           ----------
                                                                             217,383              210,750
   Less cost of common stock in treasury, 2,694,137 shares
       in 2000 and 2,211,646 shares in 1999                                   62,219               51,200
                                                                          ----------           ----------
          Total shareholders' equity                                         155,164              159,550
                                                                          ----------           ----------
                                                                          $  407,172           $  405,857
                                                                          ==========           ==========


          See Accompanying Notes to Consolidated Financial Statements.

                 BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             For the six month periods ended June 30, 2000 and 1999

                                  (unaudited)
                                ($000's omitted)

                                                                                      2000                1999
                                                                                ---------------     --------------

Cash flows from operating activities:
     Net earnings                                                                 $  8,858            $  6,595
     Adjustments to reconcile net earnings to net cash provided (used)
     in operating activities:
          Depreciation and amortization                                              7,804               7,751
          Restructuring Charge, Net                                                   (441)              1,514
          Equity earnings on joint ventures                                            (91)                (40)
    Change in asset and liabilities, net of businesses acquired and sold:
          Receivables                                                              (21,972)             (6,853)
          Inventories                                                                2,192              12,507
          Real estate developments in progress                                     (14,332)             (3,510)
          Other current assets                                                       5,443               2,205
          Current liabilities excluding short-term debt                                123              20,244
                                                                                ---------------     --------------
               Net cash provided (used) in operating activities                    (12,416)             40,413

Cash flows from investing activities:
     Capital expenditures                                                          (14,950)             (4,557)
     Other, net                                                                       (988)             (3,765)
                                                                                ---------------     --------------
               Net cash (used) by investing activities                             (15,938)             (8,322)

Cash flows from financing activities:
     Payment of dividends                                                           (2,168)             (2,164)
     Proceeds from issuance of long-term debt                                           58                 ---
     Repayment of long-term debt                                                      (249)              ( 615)
     Net increase (decrease) in short-term debt                                      6,155                (378)
     Sale and issuance of treasury stock                                               547                 299
     Purchase of treasury stock                                                    (11,566)             (6,773)
     Other, net                                                                        471                (460)
                                                                                ---------------     --------------
               Net cash (used) by financing activities                              (6,752)            (10,091)

Effect of exchange rate changes on cash                                               (326)               (591)
                                                                                ---------------     --------------
     Net increase (decrease) in cash and cash equivalents                          (35,432)             21,409
Cash and cash equivalents at beginning of year                                      52,951              10,260
                                                                                ---------------     --------------

Cash and cash equivalents at June 30                                              $ 17,519            $ 31,669
                                                                                ===============     ==============


          See Accompanying Notes to Consolidated Financial Statements

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

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENT
Derivative Instruments and Hedging Activities
The Financial Accounting Standards Board (FASB) issued Statement Nos. 133 and 137, "Accounting for Derivative Instruments and Hedging Activities" effective for fiscal years beginning after June 15, 2000. These new statements replace existing pronouncements and practices with an integrated accounting and reporting standard for derivatives and hedging activities. They require that every derivative instrument be recorded in the balance sheet as either an asset or liability at its fair value, and changes in a derivative's fair value be recognized in current earnings or other comprehensive income.

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


                                                          Three Months                      Six Months
NET SALES                                                 Ended June 30,                   Ended June 30,
(Thousands of dollars)                              2000              1999               2000          1999
----------------------------------------         ----------         ---------        -----------    ------------

Building Systems                                  $142,825          $160,420           $281,395        $288,447
Architectural Products                              55,744            50,424            109,694          98,629
Construction Services                               44,306            42,773             76,534          65,699
Real Estate                                          7,152             3,360              7,366          12,630
Other                                               (5,991)           (8,264)           (11,764)        (13,296)
                                                  --------           -------           --------        --------
                                                  $244,036           $248,713          $463,225        $452,109
                                                  ========           ========          ========        ========


Net sales represent revenues from sales to affiliated and unaffiliated customers before elimination of intersegment sales, which is included in Other. Intersegment eliminations are primarily sales from the Building Systems and Architectural Products segments to Construction Services.

                                                          Three Months                       Six Months
PRETAX EARNINGS (LOSSES)                                 Ended June 30                     Ended June 30
(Thousands of dollars)                              2000               1999             2000             1999
----------------------------------------          ---------         ----------       ---------      ----------

Building Systems                                  $   8,943          $  8,837        $ 11,875       $   6,800
Architectural Products                                4,756             5,459           8,586           9,536
Construction Services                                   771             1,023           1,290           1,126
Real Estate                                             814               533           1,190           1,857
Other                                                (4,705)           (5,062)         (8,651)         (8,072)
                                                  ---------         ---------        --------       ---------
                                                  $  10,579         $  10,790        $ 14,290       $  11,247
                                                  =========         =========        ========       =========


TOTAL ASSETS                                                                         June 30,       December 31,
(Thousands of dollars)                                                                 1999             1999
----------------------------------------                                             ---------      ------------
Building Systems                                                                     $214,663         $212,652
Architectural Products                                                                 90,425           83,315
Construction Services                                                                  36,175           27,369
Real Estate                                                                            37,914           22,731
Other                                                                                  27,995           59,790
                                                                                     --------         --------
                                                                                     $407,172         $405,857
                                                                                     ========         ========


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

At the end of the first quarter 2000, $.9 million of the restructuring accrual remained. Final activities related to restructuring were completed in the second quarter 2000, resulting in a $.4 million reversal of the remaining accrual.


                        Restructuring Charge and Accrual Activity through 2nd Quarter, 2000
                                                  12/31/1998                           Less:             06/30/2000
                                                   Accrual       Utilization        Recoveries            Accrual

Severance and termination costs                    $1,185         $  (973)            $ (212)              $---
Legal, claims, and other costs                      1,092            (389)              (703)               ---
                                               ----------------- ----------------- ------------------ -----------------
                                                   $2,277         $(1,362)            $ (915)              $---
                                               ----------------- ----------------- ------------------ -----------------


                              Summary of Restructuring Activity since 12/31/98

                                                             1999               2000              Total
Restructuring accrual recorded 12/98                                                             $2,277
Utilization                                                 (1,097)            (265)             (1,362)
                                                       ------------------ ----------------- -----------------
Recovery on restructuring accrual                             (295)            (620)               (915)
Redundant - worthless asset activity                          (152)             179                  27
Foreign currency devaluation - Brazil                        1,514              ---               1,514

                                                       ------------------ ----------------- -----------------
 Restructuring charge, (reversal)                          $ 1,067            $(441)              $ 626
                                                       ------------------ ----------------- -----------------


NOTE 5 - SALE OF BUSINESS
In September 1999, the company sold the shares of its United Kingdom metal buildings business, Butler Building Systems Ltd., to Aerpac Investment Holding UK Ltd. The company recorded a one-time gain of $5.8 million related to the carryback of its capital loss.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net sales of $244 million were down 2% from second quarter 1999 primarily due to decreased sales in the Building Systems segments. The Architectural Products and Constructions Services segments both had increased sales for the quarter over the prior year of 11% and 4% respectively. The Real Estate segments sales increased from a year ago, due to increased project sales. For the six months ended June 30, 2000 net sales were $463 million compared with $452 million in 1999, an increase of 3%. The Architectural Products and Constructions Services segments had increased sales while the Building Systems segment sales decreased slightly when compared with the prior six month period. For the six months ended June 30, 2000, the Real Estate segments sales decreased substantially from a year ago, due to lower first quarter project sales.

For the first six months, Building Systems segment sales were down 2% compared with the prior year. The U.S. metal buildings business sales were 4% ahead of last year while sales in the International metal buildings business were approximately 18% below comparable sales in 1999. This decrease is primarily due to lower volume in the Americas region. The Architectural Products segment, which consists of the Vistawall group, reported a 11% increase in sales for the first six months of 2000 compared with same period a year ago, with continued strong demand for storefront and curtainwall product. Construction Services segment sales for the first quarter of 2000 increased 17% compared with the prior year primarily reflective of increased activity. The Real Estate segment closed only one project in the first six months compared to two project sales in 1999 and sales were down $5 million as a result.

Pretax earnings for the quarter ended June 30, 2000 were $10.6 million compared with $10.8 million, a 2% decrease from the same period a year ago. For the six months ended June 30, 2000, pretax earnings were $14.3 million versus $11.2 million in 1999. The 1999 results include a $1.5 million restructuring charge for currency translation losses related to the company's former Brazilian operation, while the 2000 results include a restructuring reversal of $.4 million. The restructuring amounts were recorded in the Building Systems segment. Absent these charges, comparable pretax earnings for the Building Systems segment was up 34% versus 1999 first half results. Improved focus on providing customers with new and enhanced products and service while maintaining heightened cost control contributed to this increase.

LIQUIDITY AND CAPITAL RESOURCES
Since December 1999, cash and equivalents decreased $35 million. Increases in working capital and spending for treasury share purchases, capital expenditures, and the payment of dividends were the primary uses of cash. Sources of cash were operations and short-term borrowings. For the six months ended June 30, 2000, domestic short-term borrowings averaged $11 million for 108 days compared to $6 million for 101 days in 1999.

The company continues to maintain domestic bank credit facilities aggregating $40 million. As of June 30, 2000, domestic borrowings of $8 million were outstanding. The company's foreign operations maintain separate lines of credit with local banks of approximately $7 million, with $2 million utilized at current exchange rates at June 30, 2000. Management believes the company's operating cash flow, along with the bank credit lines, are sufficient to meet future liquidity requirements.

Capital expenditures were $15 million for the first six months of 2000 compared to $5 million for the same period in 1999. Total capital expenditures for 2000 are expected to be $38 million, and will be used primarily to increase capacity in the Building Systems and Architectural Products business segments.

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

During the first six months of 2000, the company repurchased for the treasury approximately 506,000 shares of company's common stock for $11.6 million and paid dividends of $2.2 million. Total backlog of $336 million is comparable to backlog of a year ago.

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

FORWARD LOOKING INFORMATION
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which may include statements concerning projection of revenues, income or loss, capital expenditures, capital structure, or other financial items, statements regarding the plans and objectives of management for future operations, statements of future economic performance, statements of the assumptions underlying or relating to any of the forgoing statements, and other statements which are other than statements of historical fact. These statements appear in a number of places in this report and include statements regarding the intent, belief, or current expectations of the company and its management with respect to (i) the cost and timing of the completion of new or expanded facilities, (ii) the company's competitive position, (iii) the supply and price of materials used by the company, (iv) the demand and price for the company's products and services, or (v) other trends affecting the company's financial condition or results of operations, including changes in manufacturing capacity utilization and corporate cash flow in both domestic and international markets. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially as a result of these various factors.

For additional comments, refer to the July 17, 2000 letter to shareholders, which is attached as exhibit 19.

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

PART II. - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K.

     (a)      Exhibits

              (19)   July 17, 2000 letter to shareholders

              (27)   Financial Data Schedule

     (b)      Reports on Form 8-K

                The company has not filed any reports on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



BUTLER MANUFACTURING COMPANY


 August 7, 2000                           /s/ Larry C. Miller
----------------                          ---------------------------
Date                                      Larry C. Miller
                                          Vice President - Finance,
                                          and Chief Financial Officer



 August 9, 2000                           /s/ John W. Huey
----------------                          -------------------------------
Date                                      John W. Huey
                                          Vice President, General Counsel
                                          and Secretary

                                  EXHIBIT INDEX

Exhibit
Number                     Description
--------------             ------------------------------------

19                         July 17, 2000 Letter to Shareholders

27                         Financial Data Schedule