Form 10-Q
period 2000-09-30
BUTLER MANUFACTURING CO
filed 2000-11-14
CIK 15840

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                        Quarterly Report Under Section 13
                                 or 15(d) of the
                         Securities Exchange Act of 1934

                          Commission File No. 001-12335

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                          BUTLER MANUFACTURING COMPANY

                        Incorporated in State of Delaware

                          BMA Tower - Penn Valley Park
                             Post Office Box 419917
                        Kansas City, Missouri 64141-0917

                              Phone: (816) 968-3000
                I.R.S. Employer Identification Number: 44-0188420

                      Shares of common stock outstanding at
                          SEPTEMBER 30, 2000: 6,393,563


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

ITEM 1.   Financial Statements

    (1)   Consolidated Financial Statements (unaudited):

          Consolidated Statements of Operations for the Three and
          Nine Month Periods Ended September 30, 2000 and 1999.          3

          Consolidated Statements of Comprehensive Income for the
          Nine Month Periods Ended September 30, 2000 and 1999.          4

          Consolidated Balance Sheets as of September 30, 2000 and
          December 31, 1999.                                             5

          Consolidated Statements of Cash Flows for the Nine Month
          Periods Ended September 30, 2000 and 1999.                     6

    (2)   Notes to Consolidated Financial Statements                     7


ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           10

ITEM 3.   Quantitative and Qualitative Disclosure About Market Risk.    13

PART II. - OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K                              14

          Signatures                                                    15

          Exhibits Index                                                16

                  BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

     For the three and nine month periods ended September 30, 2000 and 1999

                                   (unaudited)
                   ($000's omitted except for per share data)

                                                   Three months ended        Nine months ended
                                                     September 30,             September 30,
                                                -----------------------   -----------------------
                                                   2000         1999         2000        1999
                                                ----------   ----------   ----------   ----------

Net sales                                       $  249,671   $  266,382   $  712,896   $  718,491
Cost of sales                                      202,440      219,704      588,794      593,431
                                                ----------   ----------   ----------   ----------
      Gross profit                                  47,231       46,678      124,102      125,060

Selling, general and administrative expenses        30,974       33,085       90,953       95,598
Restructuring charge, (credit)                         ---         (447)        (441)       1,067
                                                ----------   ----------   ----------   ----------
        Operating income                            16,257       14,040       33,590       28,395


Other expense, net                                    (491)         (53)        (862)        (286)
                                                ----------   ----------   ----------   ----------
       Earnings before interest and taxes           15,766       13,987       32,728       28,109
Interest expense                                     1,406        1,439        4,078        4,314
                                                ----------   ----------   ----------   ----------
       Pretax earnings                              14,360       12,548       28,650       23,795

Income tax (benefit) expense                         4,929       (1,822)      10,361        2,830
                                                ----------   ----------   ----------   ----------
       Net earnings                             $    9,431   $   14,370   $   18,289   $   20,965
                                                ==========   ==========   ==========   ==========

Basic earnings per common share                 $     1.47   $     2.04   $     2.78   $     2.95
                                                ==========   ==========   ==========   ==========
Diluted earnings per common share               $     1.47   $     2.03   $     2.77   $     2.92
                                                ==========   ==========   ==========   ==========

  Basic weighted average number of shares        6,394,939    7,032,296    6,582,966    7,116,872
  Diluted weighted average number of shares      6,404,625    7,094,772    6,593,839    7,174,952


          See Accompanying Notes to Consolidated Financial Statements.

                  BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

          For the nine month periods ended September 30, 2000 and 1999

                                   (unaudited)
                   ($000's omitted, except for per share data)


                                                   Nine months ended
                                                    September 30,

                                                   2000         1999
                                                ----------   ----------

Net earnings                                    $   18,289   $   20,965
    Other comprehensive income:
      Foreign currency translation adjustment         (726)        (937)
                                                ----------   ----------
Comprehensive income                            $   17,563   $   20,028
                                                ==========   ==========




          See Accompanying Notes to Consolidated Financial Statements.

                  BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                    September 30, 2000 and December 31, 1999

                                ($000's omitted)
                                                    2000        1999
                                                ----------    ----------
                                                (unaudited)   (audited)
ASSETS
     Current assets:
          Cash and cash equivalents             $   16,927    $   52,951
          Receivables, net                         148,530       115,588
          Inventories:
               Raw materials                        21,523        20,620
               Work in process                      12,196        13,787
               Finished goods                       31,619        34,924
               Lifo reserve                         (9,749)       (9,344)
                                                ----------    ----------
                  Total inventory                   55,589        59,987

          Real estate developments in progress      45,923        18,725
          Deferred tax assets                        9,237         9,238
          Other current assets                       8,527        14,499
                                                ----------    ----------
             Total current assets                  284,733       270,988

     Investments and other assets                   37,235        36,818
     Assets held for sale                            5,358         4,000
     Property, plant and equipment, at cost        260,063       239,507
          Less accumulated depreciation           (153,314)     (145,456)
                                                ----------    ----------
             Net property, plant and equipment     106,749        94,051
                                                ----------    ---------
                                                $  434,075    $  405,857
                                                ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
          Notes payable                         $   14,669    $    3,311
          Current maturities of long-term debt       5,482         5,676
          Accounts payable                          82,391        90,422
          Dividends payable                          1,087         1,100
          Accrued liabilities                       82,405        69,862
          Taxes on income                            9,922         4,603
                                                ----------    ----------
             Total current liabilities             195,956       174,974

     Deferred tax liabilities                        1,642         1,642
     Other noncurrent liabilities                   15,209        12,670
     Long-term debt, less current maturities        58,414        57,021

     Shareholders' equity:
          Common stock, no par value,
             authorized  20,000,000
             shares, issued 9,088,200 shares,
             at stated value                        12,623        12,623
          Cumulative foreign currency
             translation adjustment                 (1,828)       (1,102)
          Retained earnings                        214,287       199,229
                                                ----------    ----------
                                                   225,082       210,750
     Less cost of common stock in treasury,
          2,694,637 shares in 2000 and
          2,211,646 shares in 1999                  62,228        51,200
                                                ----------    ----------
          Total shareholders' equity               162,854       159,550
                                                ----------    ----------
                                                $  434,075    $  405,857
                                                ==========    ==========



          See Accompanying Notes to Consolidated Financial Statements.

                  BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

          For the nine month periods ended September 30, 2000 and 1999

                                   (unaudited)
                                ($000's omitted)

                                                   2000               1999
                                                 ---------          ---------
Cash flows from operating activities:
     Net earnings                                $  18,289          $  20,965
     Adjustments to reconcile net earnings
     to net cash provided (used) in
     operating activities:
          Depreciation and amortization             11,277             11,617
          Restructuring charge, net                   (441)             1,067
          Equity earnings on joint ventures           (121)               (99)
    Change in asset and liabilities:
          Receivables                              (33,305)           (14,604)
          Inventories                                4,396             12,681
          Real estate developments in progress     (27,198)            (7,305)
          Other current assets                       5,973             (3,972)
          Current liabilities excluding
             short-term debt                        10,541             32,545
                                                 ---------          ---------
               Net cash provided (used) in
                 operating activities              (10,589)            52,895

Cash flows from investing activities:
     Capital expenditures                          (24,560)            (6,414)
     Other, net                                       (712)            (2,777)
                                                 ---------          ---------
               Net cash used by investing
                 activities                        (25,272)            (9,191)

Cash flows from financing activities:
     Payment of dividends                           (3,191)            (3,218)
     Proceeds from issuance of long-term debt        1,650                ---
     Repayment of long-term debt                      (257)              (851)
     Net increase in short-term debt                11,164              1,300
     Sale and issuance of treasury stock               616                457
     Purchase of treasury stock                    (11,644)            (6,773)
     Other, net                                     2, 225             (1,886)
                                                 ---------          ---------
               Net cash provided (used) by
                 financing activities                  563            (10,971)

Effect of exchange rate changes on cash               (726)              (937)
                                                 ---------          ---------
     Net increase (decrease) in cash
       and cash equivalents                        (36,024)            31,796
Cash and cash equivalents at beginning of year      52,951             10,260
                                                 ---------          ---------

Cash and cash equivalents at September 30        $  16,927          $  42,056
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

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENT
Derivative Instruments and Hedging Activities
The Financial Accounting Standards Board (FASB) issued Statements 133 and 137, "Accounting for Derivative Instruments and Hedging Activities" effective for fiscal years beginning after June 15, 2000. These new statements replace existing pronouncements and practices with an integrated accounting and reporting standard for derivatives and hedging activities. They require that every derivative instrument be recorded in the balance sheet as either an asset or liability at its fair value, and changes in a derivative's fair value be recognized in current earnings or other comprehensive income.

The company enters into forward currency exchange contracts and hedge contracts for certain commodities used in its trade or business. Currently, gains or losses on open contracts are not reflected in the company's financial statements, but are recorded only at their contract settlement date. The company will adopt this standard on January 1, 2001. The evaluation of implementing FASB No. 133 has not been finalized. However, it is believed that its implementation will not have a material effect on the company's financial position or results of operations.

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

                                  Three Months               Nine Months
NET SALES                      Ended September 30,       Ended September 30,
(Thousands of dollars)         2000          1999         2000        1999
-----------------------------------------------------------------------------

Building Systems             $ 172,048    $ 177,374    $ 453,443    $ 465,822
Architectural Products          56,969       50,830      166,663      149,459
Construction Services           31,825       49,963      108,359      115,662
Real Estate                        316            0        7,682       12,630
Other                          (11,487)     (11,785)     (23,251)     (25,082)
                             -------------------------------------------------
                             $ 249,671    $ 266,382    $ 712,896    $ 718,491
                             ------------------------------------------------


Net sales represent revenues from sales to affiliated and unaffiliated customers before elimination of intersegment sales, which is included in Other. Intersegment eliminations are primarily sales from the Building Systems and Architectural Products segments to Construction Services.

                                 Three Months                Nine Months
PRETAX EARNINGS (LOSSES)      Ended September 30        Ended September 30
(Thousands of dollars)         2000         1999          2000        1999
-----------------------------------------------------------------------------

Building Systems             $  13,449    $  10,141    $  25,324    $  16,941
Architectural Products           4,600        5,356       13,186       14,892
Construction Services              598        1,377        1,888        2,504
Real Estate                        714          239        1,904        2,096
Other                           (5,001)      (4,565)     (13,652)     (12,638)
                             ------------------------------------------------
                             $  14,360    $  12,548    $  28,650    $  23,795
                             ------------------------------------------------



TOTAL ASSETS                                        September 30,  December 31,
(Thousands of dollars)                                  2000          1999
-----------------------------------------------------------------------------

Building Systems                                       $ 223,827    $ 212,652
Architectural Products                                   100,431       83,315
Construction Services                                     30,885       27,369
Real Estate                                               48,242       22,731
Other                                                     30,690       59,790
                                                       ----------------------
                                                       $ 434,075    $ 405,857
                                                       ----------------------


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Third quarter net sales were $250 million in 2000 compared with $266 million a year ago, a decrease of 6%. The decline in sales between years was primarily due to lower sales in the Construction Services segment. The Architectural Products segment third quarter 2000 sales increased 12% compared with the same period a year ago, while the Buildings System segment sales decreased 3% over the same period. Sales for the nine months through September 30, 2000, were $713 million, slightly lower than the $718 million recorded in the same period last year. Increased sales in the Architectural Products segment for the nine month period through September 30, 2000 were more than offset by decreased sales in other segments over the same period.

The Architectural Products segment, which consists of the Vistawall group, reported a 12% increase in sales for the first nine months of 2000 compared with same period a year ago, with continued strong demand for storefront, entranceways, skylights and curtainwall product. For the first nine months, Building Systems segment sales were down 3% compared with the prior year. The U.S. metal buildings business sales were slightly ahead of last year, while sales in the International metal buildings business were approximately 15% below comparable sales in 1999, primarily due to continued weak demand in the Latin American region. Sales in the Lester wood buildings business were slightly ahead of those for the same period a year ago. For the nine months ended September 30, 2000, the Real Estate segment sales decreased substantially from a year ago, due to lower project sales. The Real Estate segment closed one project in the first nine months compared to two project sales in 1999. Construction Services segment sales for the first three quarters of 2000 decreased by 6% compared with the prior year. The Real Estate and Construction Services segments are project-based operations, and their revenues and earnings are not as comparable period to period as are those of Butler's other segments.

Pretax earnings for the quarter ended September 30, 2000 were $14.4 million compared with $12.5 million, a 15.2% increase from the same period a year ago. For the nine months ended September 30, 2000, pretax earnings were $28.7 million versus $23.8 million in 1999 reflecting a 20% increase over the prior year. The 1999 results include a $1.1 million net restructuring charge, while the 2000 results include a restructuring reversal of $.4 million. The restructuring amounts were recorded in the Building Systems segment. Absent these charges, comparable pretax earnings for the Building Systems segment were up 38% compared to the nine months ended September 30, 1999. Better management of both margins and costs provided the favorable profit comparison.

The Architectural Products segment's pretax earnings were 12% lower for the nine months ended September 30, 2000 over the comparable 1999 record results. Vistawall's lower profitability was primarily a result of purchasing third-party extrusion and finishing capacity to meet customer demand while awaiting the completion of the division's second major manufacturing facility.

LIQUIDITY AND CAPITAL RESOURCES
Since December 1999, cash and equivalents decreased $36 million. Increases in working capital and spending for treasury share purchases, capital expenditures, and the payment of dividends were the primary uses of cash. Sources of cash were operations and short-term borrowings. For the nine months ended September 30, 2000, domestic short-term borrowings averaged $12 million for 199 days compared to $6 million for 101 days in 1999.

The company continues to maintain domestic bank credit facilities aggregating $40 million. As of September 30, 2000, domestic borrowings of $13 million were outstanding. The company's foreign operations maintain separate lines of credit with local banks of approximately $7 million, with $2 million utilized at current exchange rates at September 30, 2000. Management believes the company's operating cash flow, along with the bank credit lines, are sufficient to meet future liquidity requirements.

Capital expenditures were $25 million for the first nine months of 2000 compared to $6 million for the same period in 1999. The increase in capital expenditures is due to the construction of Vistawall's new extrusion and finishing plant and the expansion of the company's manufacturing facility in China. Total capital expenditures for 2000 are expected to be $40 million, and will be used primarily to increase capacity in the Building Systems and Architectural Products business segments.

During the year, a 35-acre site in Greene County, Tennessee was acquired and construction began on a new $24 million architectural aluminum extrusion and finishing plant for the Vistawall Architectural Products division. The 240,000 square foot plant will primarily serve the eastern United States, and will provide additional capacity to support Vistawall's growth and reduce their dependence on third party suppliers. The new plant is expected to begin production in the first quarter of 2001.

During the first nine months of 2000, the company repurchased for the treasury approximately 509,600 shares of company's common stock for $11.6 million and paid dividends of $3.2 million.

Total backlog of $332 million is slightly lower than the $343 million of a year ago. Both product and construction backlog declined 3% compared with the prior year.

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

Foreign Currency Fluctuation: The majority of the company's business is transacted in U.S. dollars, therefore limiting the company's exposure to foreign currency fluctuations. Where the company has foreign-based operations, the local currency has been adopted as the functional currency. As such, the company has both transaction and translation foreign exchange exposure in those operations. Due to relative cost and limited availability, the company does not hedge its foreign net asset exposure. The company does hedge short-term foreign currency transaction exposures related to sales activity in Canada. Forward Canadian dollar sale contracts of less than one year duration are purchased to cover the exposure. The fair value of such contracts is immaterial.

OTHER
The board of directors also authorized, in April 2000, the repurchase of 750,000 shares of Butler common stock, to be used for employee benefit plans and other corporate purposes. Purchases will be made from time to time in the open market and in private transactions at prevailing market prices. This authorization replaces the company's previous share repurchase authorization announced in January 1999.

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

For additional comments, refer to the October 16, 2000 letter to shareholders, which is attached as exhibit 19.

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

PART II. - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

    (a)   Exhibits

          (19)   October 16, 2000 letter to shareholders

          (27)   Financial Data Schedule

    (b)   Reports on Form 8-K

          The company has not filed any reports on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



BUTLER MANUFACTURING COMPANY


 November 13, 2000                              /s/ Larry C. Miller
------------------                              -------------------------------
Date                                            Larry C. Miller
                                                Vice President - Finance,
                                                and Chief Financial Officer



November 13, 2000                               /s/ John W. Huey
-----------------                               -------------------------------
Date                                            John W. Huey
                                                Vice President, General Counsel
                                                and Secretary

                                  EXHIBIT INDEX

Exhibit
Number                     Description
--------------             ---------------------------------------------------

19                         October 16, 2000 Letter to Shareholders

27                         Financial Data Schedule