Form 10-K405
period 2000-12-31
BUTLER MANUFACTURING CO
filed 2001-03-19
CIK 15840

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of The Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                          BUTLER MANUFACTURING COMPANY

                           BMA TOWER, PENN VALLEY PARK

                                (P.O. BOX 419917)

                        KANSAS CITY, MISSOURI 64141-0917

                            TELEPHONE: (816) 968-3000

                      Incorporated in the State of Delaware

                            COMMISSION FILE NO. 0-603

                               IRS NO. 44-0188420

     The Company has no securities registered pursuant to Section 12(g) of the Act. The only class of stock outstanding consists of Common Stock having no par value, 6,281,453 shares of which were outstanding at February 19, 2001. The Common Stock and related Preferred Share Purchase Rights are registered pursuant to Section 12(b) of the Act on the New York Stock Exchange.

     The aggregate market value of the Common Stock of the Company held by non-affiliates, based upon the last sales price of such stock on February 19, 2001 was $165,501,503.

    The Company has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to such filing requirements for the past 90 days.

     As indicated by the following check mark, disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein and will not be contained to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K:
[x]

     The following documents are incorporated herein by reference:

(1) Butler Manufacturing Company 2000 Annual Report, pages 14 through 32 (the "Annual Report") incorporated into Part II.

(2) Butler Manufacturing Company Notice of Annual Meeting of Stockholders and Proxy Statement, dated March 8, 2001 (the "Proxy Statement") incorporated into Parts I and III).

================================================================================

                          BUTLER MANUFACTURING COMPANY

                                    FORM 10-K

                                   -----------

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                    CONTENTS

PART I                                                                                 Page
                                                                                       ----
     Item 1.  Business............................................................      3
     Item 2.  Properties..........................................................      6
     Item 3.  Legal Proceedings...................................................      7
     Item 4.  Submission of Matters to a Vote of Security Holders.................      7

PART II

     Item 5.  Market for Registrant's Common Equity
              and Related Stockholder Matters.....................................      7

     Item 6.  Selected Financial Data.............................................      7

     Item 7.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations.......................      7

     Item 7A. Quantitative and Qualitative Disclosure About Market
              Risk ...............................................................      8

     Item 8.  Financial Statements and Supplementary Data.........................      8

     Item 9.  Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure..............................      8

PART III

     Item 10. Directors and Executive Officers of the Registrant..................      8

     Item 11. Executive Compensation..............................................      9

     Item 12. Security Ownership of Certain Beneficial
              Owners and Management...............................................      9

     Item 13. Certain Relationships and Related Transactions......................      9

PART IV

     Item 14. Exhibits, Financial Statement Schedules and Reports
              on Form 8-K.........................................................     10

SIGNATURES........................................................................     13

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS.........................................     14

FINANCIAL STATEMENT SCHEDULES.....................................................    S-1

                                     PART I

Item 1. Business

(a) General Description of Business

     The Company was founded as a partnership in 1901, incorporated in Missouri in 1902, and later reincorporated in Delaware in 1969. Its corporate headquarters are located in Kansas City, Missouri, and the company operates manufacturing facilities, engineering offices, and service centers throughout the continental United States, and 15 foreign countries. Principal international operations are conducted through Butler Europe Kft., a majority owned Hungarian subsidiary, Butler (Shanghai) Inc., a Chinese wholly owned subsidiary, and Saudi Building Systems Ltd. a minority owned Saudi Arabian joint venture.

     The Company is primarily engaged in the marketing, design, and production of building systems and components for nonresidential structures. Products and services fall into four principal business segments: (1) Building Systems, consisting primarily of custom designed and pre-engineered steel and wood frame building systems for commercial, community, industrial, governmental, and agricultural uses; (2) Architectural Products, consisting primarily of curtain wall and storefront framing systems, custom window systems, skylights, and roof vents for low-rise, medium-rise, and high-rise nonresidential buildings; (3) Construction Services, providing construction management services for purchasers of large, complex, or multiple site building projects; and (4) Real Estate, providing build-to-suit-to-lease development services for corporations who prefer to lease rather than own their facilities.

     The Company's products are sold, installed, and serviced through over 4,000 independent dealers or contractors that serve the commercial, community, industrial, and agricultural markets.

(b) Financial Information about Industry Segments

     The information required by Item 1(b) is incorporated by reference to pages 24 through 25 of the Company's Annual Report, of which pages 14 through 32 are attached as Exhibit 13.1 to this report. See also items 6, 7, 7A, and 8 of this report.

(c) Narrative Description of Business

Building Systems

     The Company's largest segment, Building Systems, includes the North American and International steel building systems businesses and the wood frame buildings business. The International building systems business includes the U.S. export operation; a majority owned European metal building systems subsidiary (Butler Europe Kft.) with manufacturing operations in Hungary; marketing and engineering subsidiaries in the United Kingdom, France, Germany and Poland; Butler (Shanghai) Inc., a wholly owned Chinese metal building systems subsidiary; and a minority owned Saudi Arabian metal buildings joint venture (Saudi Building Systems Ltd.).

     The Company's building systems segment activities consist primarily of the design, engineering, fabrication, and distribution of one to five-story steel and one to two-story wood framed buildings for commercial, community, industrial, governmental, and agricultural uses such as office buildings, manufacturing facilities, warehouses, schools, shopping centers, restaurants, convenience stores, livestock, and farm buildings. Principal product components of the systems are structural members and a variety of pre-engineered wall and roof components. These are fabricated according to standard or customer specifications and shipped to building sites for assembly primarily by independent dealers. Building components are manufactured for North American sales and export sales in plants located at Galesburg and Charleston, Illinois; Laurinburg, North Carolina; Birmingham, Alabama; Visalia, California; Annville, Pennsylvania; San Marcos, Texas; Lester Prairie, Minnesota; Selmer Tennessee; and Clear Brook, Virginia.

     Butler (Shanghai) Inc. markets, engineers, and fabricates metal building systems for the China Region from a plant in Shanghai, China. In 2000, the Company completed a $5 million expansion of the Shanghai manufacturing facility to increase its metal building production capacity.

     The U.S. export operation markets and engineers metal building systems for the Central American, Caribbean, and select Latin American markets. Shipments are sourced primarily from Butler's U.S. plants and local manufacturing alliances. The Company also serves the Canadian market through a branch office in Burlington, Ontario.

     In December 1998 the Company announced the restructuring of its International operations leading to the sale of its United Kingdom manufacturing operation and the closing of its Brazilian pre-engineered steel frame buildings manufacturing plant. During 1999 Butler Europe shifted its operations to an expanded facility located in Nyiregyhaza, Hungary. European requirements are supplied by the Hungarian facility and a manufacturing alliance formed with a European supplier.

     Saudi Building Systems, Ltd. manufactures pre-engineered steel frame buildings for Middle Eastern markets at manufacturing facilities located in Jeddah, Saudi Arabia.

     Building Systems' products are distributed throughout the world by independent Butler dealers. The dealers provide construction services and in many cases complete design and engineering capabilities.

     Nonresidential pre-engineered buildings compete with conventional forms of building construction in the low-rise commercial, community, industrial, and agricultural markets. Competition is primarily based upon cost, time of construction, appearance, thermal efficiency, and other specific customer requirements.

     The Company also competes with numerous pre-engineered steel frame building manufacturers doing business within the United States, Canada, Europe, South America, and China. The Company believes that its 2000 sales of steel frame pre-engineered building systems within the United States exceeded those of any other nonresidential steel frame pre-engineered building systems manufacturer, with its next largest competitors being NCI Building Systems, Inc., V. P. Buildings a division of the LTV Corporation, American Buildings Company, an operating unit of Magnatrax Corporation and Ceco Building Systems and Star Buildings Systems, operating units of Robertson-Ceco Corporation. Competition among manufacturers of pre-engineered buildings is based primarily upon price, service, product design and performance, and marketing capabilities.

     Lester Building Systems, the Company's wood frame buildings business, sales its products through independent dealers, supplemented by its direct-sales operations, and is believed to rank third in sales to Morton Buildings, Inc., the industry leader, and Cleary Buildings, Inc.

Architectural Products

     This segment includes the operations of the Vistawall group which designs, manufactures, and sells aluminum extruded curtain wall systems for mid and high-rise office markets. They also sell entry doors, custom architectural window systems, translucent roof and wall systems, custom and standard skylights, and other standard storefront products for low-rise retail and commercial markets. The Vistawall group's products are distributed on a material supply basis to either curtain wall erection subcontractors or general contractors, and through its distribution warehouses to glazing contractors for storefront and entry door applications. Manufacturing and distribution facilities are located in Warwick, Rhode Island; Newnan and Tucker, Georgia; Modesto, Hayward, and, Rancho Cucamonga, California; Denver, Colorado; Brooklyn Park, Minnesota; Cincinnati and Cleveland, Ohio; Greenville, Tennessee; Terrell, Houston, and Dallas, Texas; Tampa, Florida; Chicago, Illinois; Jessup, Maryland; St. Louis, Missouri; Seattle, Washington; and Wausau, Wisconsin. In 2000 an additional extruding and finishing facility was under construction to increase Vistawall's production capacity. The new facility is located in Midway, Tennessee and will be fully operational in 2001.

     The Division operates in highly competitive markets with other national manufacturers which operate multiple plants and distribution facilities and with regional manufacturers. Competition is primarily based on price, engineering and installation capabilities, delivery, appearance, and other specific customer requirements.

Construction Services

     The Company's Construction Services segment consists of Butler Construction, a wholly-owned construction subsidiary also known as BUCON, Inc., which provides comprehensive design, planning, execution, and construction management services to major purchasers of construction related services. Butler Heavy Structures is an operating unit of Butler Construction serving markets requiring large, complex building designs using fabricated mill steel in combination with Butler's pre-engineered secondary structural and metal cladding systems. Revenues of the Construction Services segment are derived primarily from general contracting, "furnish and erect" and "material only" subcontracts using products from several Company businesses, predominantly the Company's U.S. metal buildings businesses.

     This business segment competes with international, national, regional, and local general contracting firms, and whenever possible, performs projects in conjunction with independent Butler dealers. Competition is primarily based upon price, time necessary to complete a project, design, and product performance.

Real Estate

     This business segment consists solely of Butler Real Estate, Inc., a wholly-owned subsidiary of the Company, which provides value-added real estate development and leasing services to major corporations in cooperation with Butler dealers. Butler Real Estate, Inc. functions as a development and financing source during the lead procurement and construction process. On the basis of commitments to lease obtained from credit worthy customers, Butler Real Estate, Inc. acquires building sites, arranges with Butler dealers for construction of build-to-suit projects, and sells the completed projects to permanent investors when the facilities are occupied by lessees.

Manufacturing and Materials

     The Company's manufacturing facilities include most conventional metal fabricating operations, such as punching, shearing, welding, extruding, and forming of sheet and structural steel and aluminum. Other metal manufacturing processes include painting and anodizing. Wood frame manufacturing operations include sawing and truss fabrication. The principal materials used in the manufacture of products include steel, aluminum, wood, and purchased parts. Materials are presently available in sufficient quantities to meet current needs.

Seasonal Business

     Historically, the Company's sales and net earnings have been affected by cycles in the general economy which influence nonresidential construction markets (see in particular Item 7 of this report). The Company also experiences seasonal demand for products and services. Sales for the first, second, third, and fourth quarters of 2000 were $219 million, $244 million, $250 million, and $247 million, respectively.

Backlog

     The Company's backlog of orders believed to be firm was $301 million at December 31, 2000, 7% lower than a year ago.

Employees

     At December 31, 2000 the Company employed 5,079 persons, 4,180 of whom were non-union employees, and 899 were hourly paid employees who were members of three unions.

Item 2. Properties

     The principal plants and physical properties of the Company consist of the manufacturing facilities described under Item 1 and the Company's executive offices in Kansas City. Through a subsidiary, the Company also owns a land development venture with property located on approximately an 80 acre site in San Marcos, Texas. The property is recorded as "Assets held for sale" and described in a footnote on page 24 in the Company's Annual Report. All other plants and offices described under Item 1 are utilized by the Company and are generally suitable and adequate for the business activity conducted therein. The Company's manufacturing facilities described under Item 1, along with current outsourcing agreements with various domestic and foreign fabricators, provide production capabilities sufficient to meet current and foreseeable needs.

     Except for leased facilities listed below, all of the Company's principal plants and offices are owned:

(1) Leased space used for the Company's executive offices in Kansas City, Missouri (120,000 sq. ft. lease expiring in the year 2001 with an option to renew). The Company also leases a manufacturing facility (45,000 sq. ft. lease expiring in the year 2005 with three five year renewal options) located in Selmer, Tennessee.

     The Company has elected not to renew its executive office lease option and has entered into an agreement to construct a new $26 million headquarters building with comparable space in Kansas City, Missouri. The space should be occupied by the end of 2001.

(2) Leased space used for the Vistawall Division plant in Terrell, Texas (145,000 sq. ft. and 121,000 sq. ft. with leases expiring in 2009 and 2006, respectively, both containing options to renew), and fabrication and distribution facilities in Dallas and Houston, Texas; Jessep, Maryland; St. Louis, Missouri; Brooklyn Park, Minnesota; Chicago, Illinois; Cincinnati and Cleveland, Ohio; Atlanta and Newnan, Georgia; Tampa, Florida; Auburn, Washington; Modesto, Hayward, and Rancho Cucamonga, California; Warwick, Rhode Island; and Denver, Colorado (511,000 sq. ft. leased with various expiration dates).

(3) Leased space used for Bucon, Inc. in Kansas City, Missouri (74,000 sq. ft. lease expiring in the year 2007).

(4)  The Company leases various sales offices throughout the world.

Item 3. Legal Proceedings.

     There are no material legal or environmental proceedings pending as of March 16, 2001 nor does the Company have any known material environmental contingencies as of this date. Proceedings which are pending consist of matters normally incident to the business conducted by the Company and taken together do not appear to be material.

Item 4. Submissions of Matters to a Vote of Security Holders.

     No matters have been submitted to a vote of stockholders since the last annual meeting of stockholders on April 18, 2000

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     Incorporated by reference to the information under "Quarterly Financial Information (Unaudited)", "Price Range of Common Stock (Unaudited)" and "Historical Review 2000-1996" on pages 31 and 32 of the Annual Report.

     In September 2000 the Company increased its quarterly cash dividend from 16 cents to 17 cents per share to shareholders of record as of September 29, 2000. The Company has limited restrictions on the payment of dividends based on certain debt covenants of Note Agreements dated June 1, 1994 between the Company and four insurance companies and the Note Agreement dated March 1, 1998 with an insurance company (incorporated by reference to the Forms 10-Q for the quarters ended June 30, 1994 and March 31, 1998 as indicated under Item 14). The Company had approximately $18 million of retained earnings available for cash dividends and share repurchases at December 31, 2000.

Item 6. Selected Financial Data.

     Incorporated by reference to the information under "Historical Review 2000-1996" on page 32 of the Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Incorporated by reference to the information under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14 through 17 of the Annual Report.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

     Incorporated by reference to page 16 of the Annual Report to the information under "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     Information as to Directors is incorporated herein by reference to pages 2 through 5 of the Proxy Statement. The Company's Executive Officers, their ages, their positions and offices with the Company, and their principal occupations during the past five years are shown below:

Corporate Executive Officers

Donald H. Pratt - age 63, Chairman of the Board and Chairman of the Executive Committee; has been a director since 1979. He joined Butler in 1965, became Executive Vice President in 1980, President of the Company in 1986, Vice Chairman and Chairman in 1999. Mr. Pratt is also a director and Vice Chairman of American Century Mutual Funds, a director of Atlas-Copco North America Inc., and is a trustee of the Midwest Research Institute.

John J. Holland - age 50, President and Chief Executive Officer and member of the Board Executive Committee. He joined Butler in 1980 and became Vice President - Controller in 1986, Vice President-Finance in 1990, Executive Vice President in 1998, and President and Chief Executive Officer in 1999. Mr. Holland is a director of Commerce Fund, a mutual fund; and a director of Saint Luke's Hospital. He is a former chairman of Heart of America Family Services.

Ronald E. Rutledge - age 59, Executive Vice President since 2000 and President Vistawall Division since 1984, when he joined Butler.

Barbara B. Bridger - age 43, Vice President-Human Resources since 1999. She joined Butler in 1980 and previously was Vice President- Human Resources for the Buildings Division.

John T. Cole - age 50, Controller since 1990. He joined Butler in 1977 and previously was Corporate Audit Manager.

John W. Huey - age 53, Vice President, General Counsel, and Secretary since 1999. He joined Butler in 1978 and became Vice President-Administration in 1993 and Assistant General Counsel and Assistant Secretary in 1987.

Lee E. Lichlyter - age 37, Vice President-Chief Information Officer since 2000, and previously was Vice President of Information Systems Building Division since 1999.

Paul F. Liljegren - age 46, Treasurer since 1998. He joined Butler in 1979 and previously was Vice President and Controller of Lester Building Systems.

Larry C. Miller - age 44, Vice President-Finance since 1998. He joined Butler in 1980 and became Assistant Treasurer in 1985 and Treasurer in 1989.

Division Executive Officers

Moufid (Mike) Alossi - age 58, President, Butler (Shanghai) Inc., since 1997. He joined Butler in 1968 and was previously President of Butler World Trade and Vice President-International Sales and Marketing.

Hans G. Berger - age 53, Managing Director, Butler Europe since 1995. He previously was Managing Director, Butler Bausysteme GmbH from 1993 to 1995 and Vice President-Engineering, Butler Canada from 1986 to 1992.

John R. Hill - age 43, President, Lester Building Systems since 2000. He joined Butler in 1980. He was previously Senior Vice President of Sales of Lester Building Systems.

Thomas J. Hall - age 55, President, Butler Real Estate, Inc. since 1991. He joined Butler in 1969, and was named Vice President and General Manager of Butler Real Estate, Inc. in 1987.

William L. Johnsmeyer - age 53, President, Bucon, Inc. since 1990. He joined Butler in 1982 and became President, Walker Division in 1984.

Clyde E. Wills, Jr. - age 55, President, Buildings Division since 1999. He first joined Butler in 1972. He was previously Senior Vice President of Operations, Building Division from 1992 to 1997 and was President of the International Division in 1998.

Item 11. Executive Compensation.

     Incorporated by reference to the information under "Report of the Compensation and Benefits Committee on Executive Compensation," "Summary Compensation Table," "Aggregated Option Exercises and Fiscal Year-End Option Value Table," "Pension Plan Table," and "Restricted Stock Bonus Program" on pages 9 through 14 of the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     Incorporated by reference to the information under "Beneficial Ownership Table" on pages 6 through 7 of the Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

     Incorporated by reference to the information under "Election of Class C Directors" and "Report of the Compensation and Benefits Committee on Executive Compensation" in the Proxy Statement on pages 1 through 9.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  The following documents are filed as part of this report:

     (1)  Financial Statements:

        - "Report of Independent Public Accountants" for the three-year period ended December 31, 2000.
        - Consolidated Balance Sheets as of December 31, 2000 and 1999.
        - Consolidated Statements of Earnings and Retained Earnings for years Ended December 31, 2000, 1999, and 1998.
        - Consolidated Statements of Comprehensive Income for years ended December 31, 2000, 1999, and 1998.
        - Consolidated Statements of Cash Flows for years ended December 31, 2000, 1999, and 1998.

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

     (2)  Exhibits:


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

          4.3 Rights Agreement dated September 16, 1998, between Butler Manufacturing Company and UMB Bank, N.A. which includes the form of Rights as Exhibit C (incorporated by reference to Exhibit 1.1 to the Company's Form 8-A filed September 23, 1999.

          10.1 Butler Manufacturing Company Executive Deferred Compensation Plan as amended (incorporated by reference to Exhibit 4 in the Company's Registration statement on Form S-8 filed December 20, 2000 (File No. 333-52338).

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

          10.6 Form of Butler Manufacturing Company Split Dollar Life Insurance Agreement (Collateral Assignment Method; Bonus Arrangement) entered into between the Company and certain executive officers (incorporated by reference to Exhibit 10.6 to the Company's Form 10-K for the year ended December 31,
                1994).

          10.7 Form of Butler Manufacturing Company Split Dollar Life Insurance Agreement (Collateral Assignment Method; Roll Out Arrangement) entered into between the Company and certain executive officers (incorporated by reference to Exhibit 10.7 to the Company's Form 10-K for the year ended December 31,
                1994).

          10.8 Butler Manufacturing Company Stock Incentive Plan of 1996 (incorporated by reference to Exhibit 4(a) to the Company's Registration Statement Number 333-02557 on S-8 filed April 17,
                1996).

          10.9 Butler Manufacturing Company Director Stock Compensation Program, as amended June 20, 2000.

          10.10 Butler Manufacturing Company Restricted Stock Compensation Program of 1996 (incorporated. by reference to the December 31, 1997 Form 10-K).

          10.11 Form of Butler Manufacturing Company Split Dollar Life Insurance Agreement (Collateral Assignment Agreement; Roll Out Arrangement) entered into between the Company and certain executive officers for the year ended December 31, 2000.

          10.12 Butler Manufacturing Company Director Deferred Fee Plan Dated July 1, 2000.

          13.1 Butler Manufacturing Company 2000 Annual Report Pages 14 through 32 only (the information expressly incorporated herein by reference).

          22.1 Set forth below is a list as of February 19, 2001 of subsidiaries of the Company and their respective jurisdictions of incorporation. Subsidiaries not listed, when considered in the aggregate as a single subsidiary, do not constitute a significant subsidiary.

                                                                Jurisdiction of
                Subsidiary                                       Incorporation
                ----------                                       -------------
                Butler Export, Inc.                              Barbados
                Butler Europe GmbH                               Germany
                Butler Europe Kft.                               Hungary
                Butler Systemes de Construction SARL             France
                BMC Real Estate, Inc.                            Delaware
                BUCON, Inc.                                      Delaware
                Butler Pacific, Inc.                             Delaware
                Butler Real Estate, Inc.                         Delaware
                Butler, S.A. de C.V.                             Mexico
                Butler (Shanghai) Inc.                           China
                Butler Holdings, Inc.                            Delaware
                Comercial Butler Limitada                        Chile
                Lester's of Minnesota, Inc.                      Minnesota
                Lester Holdings, Inc.                            Delaware
                Liberty Building Systems, Inc.                   Delaware
                Moduline Windows, Inc.                           Wisconsin

          23.1 Consent of Arthur Andersen LLP (incorporated by reference to page 14 of this report).

          24.1 Power of Attorney to sign this and other SEC Reports by each director.


(a) The Company has not filed any reports on Form 8-K for or during the quarter ended December 31, 2000.

                                   * * * * * *

     The calculation of the aggregate market value the Company's Common Stock held by non-affiliates shown on the front of the cover page assumes that directors are affiliates. Such assumption does not reflect a belief by the Company or any director that any director is an affiliate of the Company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of March, 2001.

                                                 BUTLER MANUFACTURING COMPANY

                                                 BY  /S/ John J. Holland
                                                   ---------------------------
                                                         John J. Holland
                                                          President-CEO

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the dates indicated.

/S/ Donald H. Pratt             Chairman of the Board            March 16, 2001
--------------------------
    Donald H. Pratt

/S/ John J. Holland             President-CEO                    March 14, 2001
--------------------------
    John J. Holland             (Principal Executive Officer)

/S/ Ronald E. Rutledge          Executive Vice Presid.           March 16, 2001
---------------------------
    Ronald E. Rutledge

/S/ Larry C. Miller             Vice President-Finance           March 14, 2001
---------------------------
    Larry C. Miller             (Principal Financial Officer)

/S/ John T. Cole                Controller                       March 14, 2001
---------------------------
    John T. Cole                (Principal Accounting Officer)

/S/ K. Dane Brooksher           Director                         March 9, 2001
---------------------------
    K. Dane Brooksher

/S/ Gary M. Christensen         Director                         March 9, 2001
---------------------------
    Gary M. Christensen

/S/ Susan F. Davis              Director                         March 12, 2001
---------------------------
    Susan F. Davis

/S/ C.L. William Haw            Director                         March 12, 2001
---------------------------
    C.L. William Haw

/S/ Robert J. Novello           Director                         March 12, 2001
---------------------------
    Robert J. Novello

/S/ Robert J. Reintjes, Sr.     Director                         March 9, 2001
---------------------------
    Robert J. Reintjes, Sr.

/S/ Gary L. Tapella             Director                         March 12, 2001
---------------------------
    Gary L. Tapella

/S/ William D. Zollars          Director                         March 9, 2001
---------------------------
    William D. Zollars

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our reports dated January 23, 2001, included in or incorporated by reference in this Form 10-K, into the Company's previously filed Registration Statement File Numbers 33-14464, 2-63830, 2-55753, 333-02285, 333-02557, and 333-52338.

/S/ ARTHUR ANDERSEN LLP
-----------------------
    ARTHUR ANDERSEN LLP

Kansas City, Missouri,
March 16, 2001

                  BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                              KANSAS CITY, MISSOURI

                   Consolidated Financial Statement Schedules
                                   (Form 10-K)

                        December 31, 2000, 1999, and 1998

                        (With Auditors' Reports Thereon)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Butler Manufacturing Company:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Butler Manufacturing Company's 2000 Annual Report to Shareholders, incorporated by reference in this Form 10-K, and have issued our report thereon dated January 23, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The Financial Statement Schedule listed in item 14 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements, and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/S/ ARTHUR ANDERSEN LLP
-----------------------
    ARTHUR ANDERSEN LLP

Kansas City, Missouri,
January 23, 2001

                                   SCHEDULE II

                  BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                             (Thousands of Dollars)


                                    Balance at    Charged                                  Balance
                                    beginning       to                       Less:         at end
Description                          of year      earnings      Other      Deductions      of year
-----------                          -------      --------      -----      ----------      -------
                                                                              (A)
Allowance for Losses
  on Accounts Receivable:

2000                                  $4,674      $1,620         $ 178       $1,342         $5,130

1999                                  $3,791      $2,876         $(191)      $1,802         $4,674

1998                                  $2,473      $2,772            --       $1,454         $3,791


Restructuring Reserve:

2000                                  $  885      $   --         $(620)      $  265         $   --

1999                                  $2,277      $1,514(B)      $(447)      $2,459(C)      $  885

1998                                      --      $2,409            --       $  132         $2,277


(A)  Includes transfers and/or recoveries of reserve balances.
(B) Represents $1.5 million Brazilian foreign currency devaluation reserve established and utilized in the first quarter of 1999.
(C) Includes charges against the reserve in 1999 of $1.1 million, plus $1.5 million write-down of Brazilian assets due to currency devaluation, net $.2 million 1999 recoveries shown in the Other column.

                                  EXHIBIT INDEX

EXHIBITS      DESCRIPTION
--------      -----------

3.1 Restated Certificate of Incorporation (incorporated by reference to Exhibit to Company's form 10-Q for the quarter ended, March 31,
            1996).

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

4.3 Rights Agreement dated September 16, 1998, between Butler Manufacturing Company and UMB Bank, N.A. which includes the form of Rights as Exhibit C (incorporated by reference to Exhibit 1.1 to the Company's Form 8-A filed September 23, 1999.

10.1 Butler Manufacturing Company Executive Deferred Compensation Plan as amended (incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 filed December 20, 2000 (File No 333-52338).

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

10.8 Butler Manufacturing Company Stock Incentive Plan of 1996 (incorporated by reference to Exhibit 4(a) to the Company's Registration Statement Number 333-02557 on S-8 filed April 17,
            1996).

10.9 Butler Manufacturing Company Director Stock Compensation Program as amended June 20, 2000.

10.10 Butler Manufacturing Company Restricted Stock Compensation Program of 1996(incorporated by reference to Exhibit 10.10 to the Company's December 31, 1997 Form 10-K).

10.11 Form of Butler Manufacturing Company Split Dollar Life Insurance Agreement (Collateral Assignment Agreement; Roll Out Arrangement) entered into between the Company and certain executive officers for the year ended December 31, 2000.

10.12       Butler Manufacturing Company Director Deferred Fee Plan Dated July
            1, 2000.

13.1 Butler Manufacturing Company 2000 Annual Report Pages 14 through 32 only (the information expressly incorporated herein by reference).

22.1 Set forth below is a list as of February 19, 2001 of subsidiaries of the Company and their respective jurisdictions of incorporation. Subsidiaries not listed, when considered in the aggregate as a single subsidiary, do not constitute a significant subsidiary. Jurisdiction of

              Subsidiary                                   Incorporation
              ----------                                   -------------
              Butler Export, Inc.                          Barbados
              Butler Europe GmbH                           Germany
              Butler Europe Kft.                           Hungary
              Butler Systemes de Construction SARL         France
              BMC Real Estate, Inc.                        Delaware
              BUCON, Inc.                                  Delaware
              Butler Pacific, Inc.                         Delaware
              Butler Real Estate, Inc.                     Delaware
              Butler, S.A. de C.V.                         Mexico
              Butler (Shanghai) Inc.                       China
              Butler Holdings, Inc.                        Delaware
              Comercial Butler Limitada                    Chile
              Lester's of Minnesota, Inc.                  Minnesota
              Lester Holdings, Inc.                        Delaware
              Liberty Building Systems, Inc.               Delaware
              Moduline Windows, Inc.                       Wisconsin

23.1 Consent of Arthur Andersen LLP (incorporated by reference to page 16 of this report).

24.1 Power of Attorney to sign this and other SEC Reports by each director.