Form 10-Q
period 2001-03-31
BUTLER MANUFACTURING CO
filed 2001-05-11
CIK 15840

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                        Quarterly Report Under Section 13
                                 or 15(d) of the
                         Securities Exchange Act of 1934

                          Commission File No. 001-12335

                      FOR THE QUARTER ENDED MARCH 31, 2001

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

                      Shares of common stock outstanding at
                            MARCH 31, 2001: 6,281,298


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

ITEM 1.    Financial Statements

     (1)   Consolidated Financial Statements (unaudited):

           Consolidated Statements of Operations for the Three Month
           Periods Ended March 31, 2001 and 2000.                        3

           Consolidated Statements of Comprehensive Income (Loss)
           for the Three Month Periods Ended March 31, 2001 and 2000.    4

           Consolidated Balance Sheets as of March 31, 2001 and
           December 31, 2000.                                            5

           Consolidated Statements of Cash Flows for the Three Month
           Periods Ended March 31, 2001 and 2000.                        6

     (2)   Notes to Consolidated Financial Statements                    7


ITEM 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           9

ITEM 3.    Quantitative and Qualitative Disclosure About Market Risk.    11

PART II. - OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K                              12

           Signatures                                                    13

           Exhibits Index                                                14

                  BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

            For the three month periods ended March 31, 2001 and 2000

                                   (unaudited)
                   ($000's omitted except for per share data)

                                                        2001           2000
                                                    -----------    -----------

Net sales                                           $   194,859    $   219,189
Cost of sales                                           170,094        184,475
                                                    -----------    -----------
      Gross profit                                       24,765         34,714

Selling, general and administrative expenses             28,187         29,497
                                                    -----------    -----------
      Operating earnings (loss)                          (3,422)         5,217

Other income (expense), net                                 486           (239)
                                                    -----------    -----------
      Earnings (loss) before interest and taxes          (2,936)         4,978
Interest expense                                          1,479          1,267
                                                    -----------    -----------
      Pretax earnings (loss)                             (4,415)         3,711

Income tax expense (benefit)                             (1,612)         1,496
                                                    -----------    -----------
      Net earnings (loss)                           $    (2,803)   $     2,215
                                                    ===========    ===========

Basic earnings (loss) per common share              $     (0.45)   $      0.33
                                                    ===========    ===========
Diluted earnings (loss) per common share            $     (0.45)   $      0.33
                                                    ===========    ===========


Basic weighted average number of shares               6,273,626      6,755,037
Diluted weighted average number of shares             6,273,626      6,767,519


          See Accompanying Notes to Consolidated Financial Statements.

                  BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

            For the three month periods ended March 31, 2001 and 2000

                                   (unaudited)
                                ($000's omitted)

                                                                      2001         2000
                                                                    -------      -------
Net earnings (loss)                                                 $(2,803)     $ 2,215
    Other comprehensive loss:
      Foreign currency and other comprehensive loss adjustments        (707)        (261)
                                                                    -------      -------
Comprehensive income (loss)                                         $(3,510)     $ 1,954
                                                                    =======      =======




          See Accompanying Notes to Consolidated Financial Statements.

                  BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      March 31, 2001 and December 31, 2000
                                ($000's omitted)

                                                                          2001           2000
                                                                        ---------      ---------
                                                                       (unaudited)     (audited)
ASSETS
     Current assets:
          Cash and cash equivalents                                     $  17,784      $  16,855
          Receivables, net                                                114,293        138,347
          Inventories:
               Raw materials                                               22,246         22,059
               Work in process                                             12,309         10,685
               Finished goods                                              35,844         38,686
               Lifo reserve                                               (10,061)        (9,926)
                                                                        ---------      ---------
                    Total inventory                                        60,338         61,504

          Real estate developments in progress                             42,059         52,623
          Deferred tax assets                                              10,587         10,586
          Other current assets                                             12,665         11,855
                                                                        ---------      ---------
               Total current assets                                       257,726        291,770

     Investments and other assets                                          35,697         35,000
     Assets held for sale                                                   3,832          3,832
     Property, plant and equipment, at cost                               272,445        274,432
          Less accumulated depreciation                                  (153,694)      (157,036)
                                                                        ---------      ---------
               Net property, plant and equipment                          118,751        117,396
                                                                        ---------      ---------
                                                                        $ 416,006      $ 447,998
                                                                        =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
          Notes payable                                                 $  39,467      $  35,155
          Current maturities of long-term debt                              5,567          5,563
          Accounts payable                                                 64,851         86,232
          Dividends payable                                                 1,068          1,064
          Accrued liabilities                                              69,132         77,434
          Taxes on income                                                   4,573          7,461
                                                                        ---------      ---------
               Total current liabilities                                  184,658        212,909

     Deferred tax liabilities                                               1,409          1,409
     Other noncurrent liabilities                                          15,115         14,666
     Long-term debt, less current maturities                               52,987         53,298

     Shareholders' equity:
          Common stock, no par value, authorized 20,000,000
            shares, issued 9,088,200 shares, at stated value               12,623         12,623
          Foreign currency and other comprehensive loss adjustments        (2,184)        (1,477)
          Retained earnings                                               216,355        220,113
                                                                        ---------      ---------
                                                                          226,794        231,259
          Less cost of common stock in treasury, 2,806,902 shares
            in 2001 and 2,832,338 shares in 2000                           64,957         65,543
                                                                        ---------      ---------
          Total shareholders' equity                                      161,837        165,716


                                                                        ---------      ---------
                                                                        $ 416,006      $ 447,998
                                                                        =========      =========

          See Accompanying Notes to Consolidated Financial Statements.

                  BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

            For the three month periods ended March 31, 2001 and 2000

                                   (unaudited)
                                ($000's omitted)

                                                                         2001          2000
                                                                       --------      --------
Cash flows from operating activities:
     Net earnings (loss)                                               $ (2,803)     $  2,215
     Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
          Depreciation and amortization                                   4,094         3,909
          Equity earnings of joint ventures                                 (12)          (35)
     Change in asset and liabilities:
          Receivables                                                    24,054       (20,790)
          Inventories                                                     1,166        (2,797)
          Real estate developments in progress                           10,564        (7,620)
          Other current assets and current liabilities                  (33,382)       (3,706)
                                                                       --------      --------
               Net cash provided (used) by operating activities           3,681       (28,824)

Cash flows from investing activities:
     Capital expenditures                                                (6,456)       (5,721)
     Net change in other noncurrent assets                                  331          (849)
                                                                       --------      --------
               Net cash used by investing activities                     (6,125)       (6,570)

Cash flows from financing activities:
     Payment of dividends                                                (1,064)       (1,100)
     Proceeds from issuance of long-term debt                               145            58
     Repayment of long-term debt                                           (456)         (140)
     Net increase in short-term debt                                      4,316         9,009
     Issuance of treasury stock                                             605           503
     Purchase of treasury stock                                             (19)       (6,329)
     Net change in other noncurrent liabilities                             553           379
                                                                       --------      --------
               Net cash provided by financing activities                  4,080         2,380

Effect of exchange rate changes                                            (707)         (261)
                                                                       --------      --------
     Net increase (decrease) in cash and cash equivalents                   929       (33,275)
Cash and cash equivalents at beginning of year                           16,855        52,951
                                                                       --------      --------

Cash and cash equivalents at March 31                                  $ 17,784      $ 19,676
                                                                       ========      ========


          See Accompanying Notes to Consolidated Financial Statements.

                  BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in Butler Manufacturing Company's Form 10-K for the year ended December 31, 2000. It is suggested that those consolidated statements be read in conjunction with this report. The year-end financial statements presented were derived from the company's audited financial statements. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary for a fair presentation of the financial position of Butler Manufacturing Company and the results of its operations.

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENT
Derivative Instruments and Hedging Activities
January 1, 2001, the company adopted Financial Accounting Standards Board (FASB) Statement Nos. 133 and 137, "Accounting for Derivative Instruments and Hedging Activities" requiring every derivative instrument be recorded in the balance sheet as either an asset or liability at its fair value, and changes in a derivative's fair value be recognized in current earnings or other comprehensive income.

The company enters into forward currency exchange contracts and hedge contracts for certain commodities used in its trade or business. Changes in fair value for hedge contracts are recorded in comprehensive income while they remain open. Gains or losses on contracts are recognized in income at their contract settlement date. The changes in fair value of currency exchange and metal hedge contracts recorded in the first quarter of 2001 were immaterial.

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

The Architectural Products segment includes the operations of the Vistawall group which designs, manufactures, and markets architectural aluminum systems for nonresidential construction, including curtain wall, storefront systems, windows, doors, skylights, and roof accessories.

The Construction Services segment provides comprehensive design and construction planning, execution, and management services for major purchasers of construction. Projects are usually executed in conjunction with the dealer representatives of other Butler divisions.

The Real Estate segment provides real estate build-to-suit-to-lease development services in cooperation with Butler dealers.

The accounting policies for the segments are the same as those described in the summary of significant accounting policies as included in the company's Form 10-K for the year ended December 31, 2000. Butler Manufacturing Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and expertise.

The Other classification represents unallocated corporate expenses and unallocated assets, including corporate offices, deferred taxes, pension accounts, interest expense, and intersegment eliminations.

                                                          Three Months
NET SALES                                                Ended March 31,
(Thousands of dollars)                              2001                 2000
--------------------------------------------------------------------------------

Building Systems                                 $ 106,074            $ 136,310
Architectural Products                              58,271               53,950
Construction Services                               18,233               32,228
Real Estate                                         15,953                  214
Other                                               (3,672)              (3,513)
                                                 ------------------------------
                                                 $ 194,859            $ 219,189
                                                 ==============================


Net sales represent revenues from sales to affiliated and unaffiliated customers before elimination of intersegment sales which is included in Other. Intersegment eliminations are primarily sales from the Building Systems and Architectural Products segments to Construction Services.



                                                            Three Months
PRETAX EARNINGS (LOSSES)                                   Ended March 31,
(Thousands of dollars)                                 2001               2000
--------------------------------------------------------------------------------

Building Systems                                     $(5,293)           $ 3,473
Architectural Products                                 3,581              4,091
Construction Services                                    396                552
Real Estate                                            1,492                377
Other                                                 (4,591)            (4,782)
                                                     --------------------------
                                                     $(4,415)           $ 3,711
                                                     ==========================



TOTAL ASSETS                                         March 31,      December 31,
(Thousands of dollars)                                 2001             2000
--------------------------------------------------------------------------------

Building Systems                                     $200,388         $218,565
Architectural Products                                115,879          108,688
Construction Services                                  21,069           31,231
Real Estate                                            44,112           55,331
Other                                                  34,558           34,183
                                                     ---------------------------
                                                     $416,006         $447,998
                                                     ===========================


Assets represent both tangible and intangible assets used by each business segments. Other represents cash and cash equivalents, assets held for sale, corporate equipment, and miscellaneous other assets which are not related to a specific business segment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Net sales for the first quarter were $195 million, a decrease of 11% compared with a year ago. Although the Real Estate and Architectural Products segments reported greater sales in the first quarter compared with the prior year, lower sales in the Buildings Systems and Construction Services segments more than offset the increase. A combination of severe winter weather and the slowing economy were the primary factors for the lower sales for the quarter.

Building Systems segment sales declined 22% compared with the prior year as all of the businesses comprising this segment had lower sales, except the China pre-engineered metal buildings business. First quarter sales in the domestic metal buildings and wood buildings businesses were unfavorably impacted by severe weather and the slowing economy mentioned earlier, causing building buyers to delay scheduled construction projects. China metal building sales were slightly higher during the first quarter than the previous year.

The Architectural Products segment, which consists of the Vistawall group, reported an 8% increase in sales for the quarter compared with same period a year ago. Increased production capacity at Vistawall's new Tennessee plant allowed this business segment to take advantage of the continued strong demand for storefront and curtainwall product. This group has continued to purchase components to meet the service and growth needs of the business. These outside purchases are more costly than products manufactured by Vistawall, thus reducing their operating earnings

Construction Services segment sales for first quarter 2001 decreased 43% compared with the prior year due to poor job site conditions, again caused by weather. This segment also implemented a shift in its strategic focus to material erect opportunities versus larger general contracting opportunities causing lower sales comparisons between years.

First quarter Real Estate segment sales of $16 million increased significantly compared with the prior year due to the sale of two development projects.

Selling general and administrative expenses were $28.2 million in the first quarter 2001, slightly lower than the same period a year ago. Other income was $.5 million compared with expense of $.2 million in the prior year due to rental income from completed real estate development projects held in inventory.

Pretax loss for the quarter ended March 31, 2001 was $4.4 million compared with pretax earnings of $3.7 million for the same period a year ago. Net loss for the first quarter 2001 was $2.8 million, or $.45 per share, compared with net earnings of $2.2 million, or $.33 per share, during the prior year.

LIQUIDITY AND CAPITAL RESOURCES
Cash and equivalents increased $.9 million for the first three months of 2001. Cash was used primarily to fund capital expenditures, operating losses, and the payment of dividends. The primary sources of cash were short-term borrowings and operating activities, including a reduction in working capital due to the sale of real estate development projects and receivable collections. For the three months ended March 31, 2000, domestic short-term borrowings averaged $35 million for the entire first quarter 2001 compared to $8.5 million for 17 days in 2000.

The company has available committed and uncommitted domestic bank credit facilities aggregating $70 million. As of March 31, 2001, domestic borrowings of $37 million were outstanding. The company's foreign operations maintain separate lines of credit with local banks of approximately $7 million, with $2.5 million utilized at current exchange rates at March 31, 2001. The company is in the process of renegotiating its existing bank credit agreement and expects the new agreement will be in place prior to the expiration of the existing facility. Management believes the company's operating cash flow along with the renegotiated bank lines (which the company believes could be increased, if necessary) will be sufficient to meet future liquidity requirements. In addition, the company is considering other longer term financing which if effected would be used to reduce short-term borrowings and for other corporate purposes.

Capital expenditures were $6.5 million for the first three months of 2001 compared to $5.7 million for the same period in 2000. Total capital expenditures for 2001 are expected to be $57 million. Approximately $26 million represents the estimated costs of the company's new headquarters building. Other expenditures include costs to complete the installation of process lines in the new Vistawall extrusion plant in Tennessee and expansion of the Shanghai, China office facility.

Cash paid for taxes and interest totaled $1.3 million and $1.7 million in the first quarter 2001, compared with $.9 million and $1.2 million for the same period a year ago.

During the first quarter of 2001, treasury stock purchases were minimal compared with the prior year, and dividends paid totaled $1.1 million. Total backlog of $295 million declined 7% from comparable backlog of a year ago. Higher margin product backlog was down 2% and construction backlog was 28% lower.

MARKET RISK
The company's principal exposure to market risk is from changes in commodity prices, interest rates, and currency exchange rates. To limit exposure and to manage volatility related to these risks, the company enters into select commodity and currency hedging transactions, as well as forward purchasing arrangements. The company does not use financial instruments for trading purposes.

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

Interest Rates: The majority of the company's long-term debt carries a fixed interest rate; therefore the company's interest expense is relatively stable and not influenced by changes in market interest rates.

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

For additional comments, refer to the April 16, 2001 letter to shareholders, which is attached as exhibit 19.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes to the disclosure made in the Annual Report on Form 10-K for the year ended December 31, 2000 regarding this matter. See discussion about market risk under Item 2. Management Discussion and Analysis on page 10 of this document.

PART II. - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          (19)  April 16, 2001 letter to shareholders

     (b)  Reports on Form 8-K.

          The company has not filed any reports on Form 8-K during the quarter ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



BUTLER MANUFACTURING COMPANY


May 10, 2001                            /s/ Larry C. Miller
--------------                          ----------------------------
Date                                    Larry C. Miller
                                        Vice President - Finance,
                                        and Chief Financial Officer



May 10, 2001                            /s/ John W. Huey
--------------                          ----------------------------
Date                                    John W. Huey
                                        Vice President, General Counsel
                                        and Secretary

                                  EXHIBIT INDEX

Exhibit
Number               Description
--------             ---------------------------------------------

19                   April 16, 2001 Letter to Shareholders