Form 10-Q
period 2001-06-30
BUTLER MANUFACTURING CO
filed 2001-08-14
CIK 15840

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                        Quarterly Report Under Section 13
                                 or 15(d) of the
                         Securities Exchange Act of 1934

                          Commission File No. 001-12335

                       FOR THE QUARTER ENDED JUNE 30, 2001

                          BUTLER MANUFACTURING COMPANY

                        Incorporated in State of Delaware

                          BMA Tower - Penn Valley Park
                             Post Office Box 419917
                        Kansas City, Missouri 64141-0917

                              Phone: (816) 968-3000
                I.R.S. Employer Identification Number: 44-0188420

                      Shares of common stock outstanding at
                            JUNE 30, 2001: 6,282,783





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
ITEM 1.       Financial Statements

     (1)      Consolidated Financial Statements (unaudited):

              Consolidated Statements of Operations for the Three and Six Month
              Periods Ended June 30, 2001 and 2000.                                       3

              Consolidated Statements of Comprehensive Income for the Six Month
              Periods Ended June 30, 2001 and 2000.                                       4

              Consolidated Balance Sheets as of June 30, 2001 and
              December 31, 2000.                                                          5

              Consolidated Statements of Cash Flows for the Six Month
              Periods Ended June 30, 2001 and 2000.                                       6

     (2)      Notes to Consolidated Financial Statements                                  7


ITEM 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                      10

ITEM 3.       Quantitative and Qualitative Disclosure About Market Risk.                 11

PART II. - OTHER INFORMATION

ITEM 2.       Changes in Securities and Use of Proceeds.                                 12

ITEM 4.       Submission of Matters to a Vote of Security Holders                        12

ITEM 6.       Exhibits and Reports on Form 8-K                                           12

              Signatures                                                                 13

              Exhibits Index                                                             14

                  BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

        For the three and six month periods ended June 30, 2001 and 2000

                                   (unaudited)
                   ($000's omitted except for per share data)

                                                                     Three months ended                     Six months ended
                                                                           June 30,                             June 30,
                                                                 -----------------------------        -----------------------------
                                                                     2001              2000               2001              2000
                                                                 -----------       -----------        -----------       -----------
Net sales                                                        $   213,672       $   244,036        $   408,531       $   463,225
Cost of sales                                                        180,014           201,879            350,108           386,354
                                                                 -----------       -----------        -----------       -----------
      Gross profit                                                    33,658            42,157             58,423            76,871

Selling, general and administrative expenses                          27,131            30,482             55,318            59,979
Restructuring charge (credit)                                              -              (441)                 -              (441)
                                                                 -----------       -----------        -----------       -----------
        Operating income                                               6,527            12,116              3,105            17,333


Other income (expense) net                                               220              (132)               706              (371)
                                                                 -----------       -----------        -----------       -----------
       Earnings before interest and taxes                              6,747            11,984              3,811            16,962
Interest expense                                                       1,594             1,405              3,073             2,672
                                                                 -----------       -----------        -----------       -----------
       Pretax earnings                                                 5,153            10,579                738            14,290

Income tax expense                                                     1,728             3,936                116             5,432
                                                                 -----------       -----------        -----------       -----------
       Net earnings                                              $     3,425       $     6,643        $       622       $     8,858
                                                                 ===========       ===========        ===========       ===========

Basic earnings per common share                                  $      0.55       $      1.01        $      0.10       $      1.33
                                                                 ===========       ===========        ===========       ===========
Diluted earnings per common share                                $      0.54       $      1.01        $      0.10       $      1.32
                                                                 ===========       ===========        ===========       ===========

Basic weighted average number of shares                            6,282,620         6,598,922          6,278,123         6,676,980
Diluted weighted average number of shares                          6,290,487         6,609,374          6,282,057         6,688,477



          See Accompanying Notes to Consolidated Financial Statements.

                  BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

             For the six month periods ended June 30, 2001 and 2000

                                   (unaudited)
                   ($000's omitted, except for per share data)


                                                                         Six months ended
                                                                             June 30,

                                                                         2001        2000
                                                                       -------      -------
Net earnings                                                           $   622      $ 8,858
   Other comprehensive income:
      Foreign currency translation  and other comprehensive income        (501)        (118)
         (loss) adjustments
                                                                       -------      -------
Comprehensive income                                                   $   121      $ 8,740
                                                                       =======      =======




          See Accompanying Notes to Consolidated Financial Statements.

                  BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2001 and December 31, 2000

                                   (unaudited)
                                ($000's omitted)


                                                                     2001              2000
                                                                 ------------      ------------
ASSETS
     Current assets:
          Cash and cash equivalents                              $     18,270      $     16,855
          Receivables, net                                            138,275           138,347
          Inventories:
               Raw materials                                           22,917            22,059
               Work in process                                         11,019            10,685
               Finished goods                                          33,409            38,686
               Lifo reserve                                           (10,127)           (9,926)
                                                                 ------------      ------------
                    Total inventory                                    57,218            61,504

          Real estate developments in progress                         42,491            52,623
          Deferred tax assets                                          10,587            10,586
          Other current assets                                          6,475            11,855
                                                                 ------------      ------------
               Total current assets                                   273,316           291,770

     Investments and other assets                                      42,004            35,000
     Assets held for sale                                               3,832             3,832
     Property, plant and equipment, at cost                           280,894           274,432
          Less accumulated depreciation                              (154,948)         (157,036)
                                                                 ------------      ------------
               Net property, plant and equipment                      125,946           117,396
                                                                 ------------      ------------
                                                                 $    445,098      $    447,998
                                                                 ============      ============
LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
          Notes payable                                          $      2,037      $     35,155
          Current maturities of long-term debt                          5,586             5,563
          Accounts payable                                             73,475            86,232
          Dividends payable                                             1,069             1,064
          Accrued liabilities                                          72,620            77,434
          Taxes on income                                               8,793             7,461
                                                                 ------------      ------------
               Total current liabilities                              163,580           212,909

     Deferred tax liabilities                                           1,409             1,409
     Other noncurrent liabilities                                      12,567            14,666
     Long-term debt, less current maturities                          103,274            53,298

     Shareholders' equity:
         Common stock, no par value, authorized 20,000,000
            Shares, issued 9,088,200 shares, at stated value           12,623            12,623
         Cumulative foreign currency translation and other             (1,978)           (1,477)
            comprehensive income (loss) adjustments
         Retained earnings                                            218,546           220,113
                                                                 ------------      ------------
                                                                      229,191           231,259
   Less cost of common stock in treasury, 2,805,417 shares
       in 2001 and 2,832,338 shares in 2000                            64,923            65,543
                                                                 ------------      ------------
          Total shareholders' equity                                  164,268           165,716
                                                                 ------------      ------------
                                                                 $    445,098      $    447,998
                                                                 ============      ============


           See Accompanying Notes to Consolidated Financial Statements

                  BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

             For the six month periods ended June 30, 2001 and 2000

                                   (unaudited)
                                ($000's omitted)

                                                                             2001          2000
                                                                           --------      --------
Cash flows from operating activities:
     Net earnings                                                          $    622      $  8,858
     Adjustments to reconcile net earnings to net cash provided (used)
     in operating activities:
          Depreciation and amortization                                       8,282         7,804
          Restructuring charge                                                    -          (441)
          Equity earnings on joint ventures                                     (19)          (91)
    Change in asset and liabilities
          Receivables                                                            72       (21,972)
          Inventories                                                         4,286         2,192
          Real estate developments in progress                               10,132       (14,332)
          Other current assets                                                5,379         5,443
          Current liabilities excluding short-term debt                     (16,239)          123
                                                                           --------      --------
               Net cash provided (used) in operating activities              12,515       (12,416)

Cash flows from investing activities:
     Capital expenditures                                                   (18,656)      (14,950)
     Other, net                                                              (5,161)         (988)
                                                                           --------      --------
               Net cash (used) by investing activities                      (23,817)      (15,938)

Cash flows from financing activities:
     Payment of dividends                                                    (2,131)       (2,168)
     Proceeds from issuance of long-term debt                                50,523            58
     Repayment of long-term debt                                               (547)         (249)
     Net increase (decrease) in short-term debt                             (33,095)        6,155
     Sale and issuance of treasury stock                                        639           547
     Purchase of treasury stock                                                 (19)      (11,566)
     Other, net                                                              (2,152)          471
                                                                           --------      --------
               Net cash provided (used) by financing activities              13,218        (6,752)

Effect of exchange rate and comprehensive income changes on cash               (501)         (326)
                                                                           --------      --------
     Net increase (decrease) in cash and cash equivalents                     1,415       (35,432)
Cash and cash equivalents at beginning of year                               16,855        52,951
                                                                           --------      --------

Cash and cash equivalents at June 30                                       $ 18,270      $ 17,519
                                                                           ========      ========


          See Accompanying Notes to Consolidated Financial Statements.

                  BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in Butler Manufacturing Company's 2000 Form 10-K. It is suggested that those consolidated statements be read in conjunction with this report. The year-end financial statements presented were derived from the company's audited financial statements. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary for a fair presentation of the financial position of Butler Manufacturing Company and the results of its operations.

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENT
In July 2001, the Financial Accounting Standards Board (SFAS), issued Statement No. 141, "Business Combinations, and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all future acquisitions after June 30, 2001, to be accounted for under the purchase method of accounting. In addition, if further clarifies the criteria for recognition of intangible assets separately from goodwill. SFAS No. 142 provides guidance on the accounting and reporting for goodwill and intangible assets. Goodwill will no longer be amortized over its estimated useful life, but will be assessed annually for impairment using a fair value based test.

The Company will adopt these new standards on January 1, 2002. At the end of the second quarter the company had goodwill of $6.0 million. The Company is in the process of evaluating the application of these pronouncements.

NOTE 3 - BUSINESS SEGMENTS
The Company groups its operations into five business segments: North American Building Systems, International Building Systems, Architectural Products, Construction Services, and Real Estate.

The North American Building Systems segment includes the North American metal buildings and the wood buildings businesses. These business units supply steel and wood frame pre-engineered building systems for a wide variety of commercial, community, industrial, and agricultural applications.

The International Buildings Systems segment includes the Company's Asian and European metal buildings businesses. These businesses supply pre-engineered metal buildings for commercial, community, industrial, and agricultural applications primarily for the Chinese and European markets.

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

The accounting policies for the segments are the same as those described in the summary of significant accounting policies as included in the company's 2000 form 10-K. Butler Manufacturing Company's reportable segments are strategic business units that offer products and services for different markets. They are managed separately because each business requires different technology and expertise.

The Other classification represents unallocated corporate expenses and unallocated assets, including corporate offices, deferred taxes, pension accounts, interest expense, and intersegment eliminations.

                                             Three Months                  Six Months
NET SALES                                   Ended June 30,                Ended June 30,
(Thousands of dollars)                  2001            2000           2001            2000
----------------------------------------------------------------------------------------------
North American Building Systems      $ 110,703       $ 127,624       $ 201,776       $ 249,642
International Building Systems          19,327          17,865          35,131          33,532
Architectural Products                  57,728          55,744         115,999         109,694
Construction Services                   33,155          44,306          51,388          76,534
Real Estate                                  0           7,152          15,953           7,366
Other                                   (7,241)         (8,655)        (11,716)        (13,543)
                                     ---------------------------------------------------------
                                     $ 213,672       $ 244,036       $ 408,531       $ 463,225
                                     ---------------------------------------------------------


Net sales represent revenues from sales to affiliated and unaffiliated customers before elimination of intersegment sales, which is included in Other. Intersegment eliminations are primarily sales between North American Building Systems and Architectural Products segments to the International Building Systems and Construction Services segments.

                                             Three Months                   Six Months
PRETAX EARNINGS (LOSSES)                    Ended June 30,                 Ended June 30,
(Thousands of dollars)                  2001            2000           2001            2000
----------------------------------------------------------------------------------------------
North American Building Systems      $   3,891       $   8,473       $  (754)        $  11,528
International Building Systems             245             470          (404)              347
Architectural Products                   3,864           4,756         7,445             8,586
Construction Services                      337             771           732             1,290
Real Estate                              1,064             814         2,555             1,190
Other                                   (4,248)         (4,705)       (8,836)           (8,651)
                                     ---------------------------------------------------------
                                     $   5,153       $  10,579       $   738         $  14,290
                                     ---------------------------------------------------------


TOTAL ASSETS                                                        June 30,     December 31,
(Thousands of dollars)                                                2001           2000
----------------------------------------------------------------------------------------------
North American Building Systems                                     $139,755          $156,002
International Building Systems                                        63,149            62,563
Architectural Products                                               117,109           108,688
Construction Services                                                 36,817            31,231
Real Estate                                                           44,640            55,331
Other                                                                 43,628            34,183
                                                               --------------------------------
                                                                    $445,098          $447,998
                                                               --------------------------------


Assets represent both tangible and intangible assets used by each business segment. Other represents cash and cash equivalents, assets held for sale, corporate equipment, and miscellaneous other assets which are not related to a specific business segment. In prior periods, the North American Building Systems and International Building Systems were reported as a single segment. Because of reorganization and management changes, two segments were formed.

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

NOTE 5 - CHANGE IN ACCOUNTING FOR PENSION COSTS
Effective January 2001, the company changed its method for the recognition of deferred gains and losses considered in the calculation of the annual net pension expense for its base retirement pension plan under SFAS 87, "Employers' Accounting for Pensions. " The company has changed from the market value method of asset valuation to the market-related value method. Under the previous accounting method all gains and losses, subject to a ten-percent corridor, were recognized and amortized in determining the net periodic pension costs. The new method recognizes and amortizes 20 percent of the cumulative investment gains or losses in determining net periodic pension costs. The new method is commonly used by the manufacturing sector and is preferable because it more accurately matches expense to accounting periods for which benefits are earned. The new method also improves year-to-year comparability of net period costs for this plan.

Adoption of this change reduced income from operations and net income for the three months ending June 30 and March 31, 2001 by $.2 million and $.1 million, respectively. The per share impact on each quarter was $.02. The effect on net earnings if these changes were adopted in prior years is immaterial.

The company also changed effective April 1, 2001, the period used to amortize prior service costs associated with retroactive amendments of benefits for its hourly pension plans. Previously, the effect of these amendments was amortized over the average future working lifetime of those expected to receive benefits. The new period used for amortization of prior service costs attributed to the amendments is the number of years in which the benefit is earned. The effect of this change is to increase net periodic pension costs and decrease income from continuing operations by $.2 million for the three months ending June 30, 2001.

NOTE 6 - INDEBTEDNESS
The company entered into a new $50 million bank credit facility and issued $50 million of senior unsecured notes pursuant to a note agreement at the end of June, allowing domestic bank borrowings to be reduced to zero.

The new credit agreement was entered into with the Bank of America, N.A. as administrative lender and certain other lenders. Interest on advances under the new credit facility are based on either (a) the higher of the federal funds rate plus .50% or the Administrative Lender's prime rate, which is payable quarterly, or (b) LIBOR, which is payable at the end of periods ranging from one to six months. The new credit agreement provides for a commitment fee on unused advances ranging from .20% to .30%. Commitments under the new credit facility expire on June 30, 2004, at which time any outstanding advances are payable. The agreement contains certain operating covenants, including restrictions on liens, investments, acquisitions, asset sales and mergers. The agreement also requires the Company to maintain a capitalization ratio, as defined, of .5 to 1, a fixed charge coverage ratio, as defined, of 1.7 to 1, and a leverage ratio, as defined of 3.25 to 1 through June 30, 2002 and 3.0 to 1 thereafter.

The senior notes bear interest, payable semi-annually on June 30 and December 30, at the rate of 7.91% per annum. Principal of the Senior Notes is payable in annual installments of $4.55 million on December 30th of each year, commencing December 30, 2006, with the balance due on the December 30, 2016 maturity date. The Note Agreement contains certain operating covenants, including restrictions on liens, additional indebtedness and asset sales, and requires the Company to maintain adjusted consolidated net worth, as defined, of $125 million plus the cumulative sum of 50% of consolidated net income for each fiscal quarter after March 31, 2001 and a fixed charge coverage ratio, as defined, of 1.5 to 1.0.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Net sales for the second quarter were $214 million, down 12% for the same period a year ago primarily due to lower sales in the North America Building Systems, Construction Services, and Real Estate segments. The North American Building Systems segment sales, which includes the pre-engineered steel and wood buildings businesses, declined 13% in the second quarter compared to the prior year. This segment continues to be effected by a weakening U.S. economy and poorer weather through most of the second quarter, resulting in lower non-residential building sales. Construction Services segment sales declined 25% during the second quarter 2001 compared to the prior year as anticipated, due to the decision to focus this business primarily on material-erect opportunities. Real Estate segment sales decreased from a year ago, due to lower project sales. Architectural Products segment sales increased 4% in the second quarter 2001 compared with the same period a year ago as demand for storefront and curtain-wall products remained strong. The International Building Systems segment, which includes the Chinese and European metal buildings businesses, was reported separately for the first time in the second quarter 2001. These businesses were previously reported with domestic pre-engineered steel and wood buildings businesses. Their second quarter sales increased 8% compared with the prior year primarily due to somewhat stronger pre-engineered metal buildings sales in the Asian markets.

For the six months ended June 30, 2001 net sales were $409 million compared with $463 million in 2000, a decrease of 12%. Declining sales in the North American Building Systems and Construction Services segments make up most of the six month decline in sales, offset somewhat by improved sales in the Architectural Products, Real Estate and International Building Systems segment.

Pretax earnings for the quarter ended June 30, 2001 were $5.2 million compared with $10.6 million, a year ago. For the six months ended June 30, 2001, pretax earnings were $.7 million versus $14.3 million in 2000. The sluggish U.S. economy, and slowing China and European markets, have resulted in competitive pricing which has unfavorably effected pretax earnings in all business segments.

LIQUIDITY AND CAPITAL RESOURCES
Since December 2000, cash and equivalents increased $1.4 million. Capital expenditures, the payment of dividends and short-term debt were the primary uses of cash. Sources of cash were from operations, including a decrease in working capital, and an increase in long-term debt relate to the new $50 million bank credit facility. For the six months ended June 30, 2001, domestic short-term borrowings averaged $40 million for 181 days compared to $11 million for 108 days in 2000.

The company entered into a new $50 million bank credit facility and signed a new $50 million private placement agreement at the end of June allowing domestic bank borrowings to be reduced to zero. The company's foreign operations maintain separate lines of credit with local banks of approximately $7 million, with $2 million utilized at current exchange rates at June 30, 2001. Management believes the company's operating cash flow, along with the bank credit lines, are sufficient to meet future liquidity requirements.

Capital expenditures were $19 million for the first six months of 2001 compared to $15 million for the same period in 2000. Total capital expenditures for 2001 are expected to be $54 million. It is estimated that approximately $26 million will be used to construct the Company's new headquarters building. Other expenditures include costs to complete the installation of process lines in the new Vistawall extrusion plant in Tennessee and expansion of the Shanghai, China office facility.

Cash paid for taxes and interest totaled $.4 million and $1.3 million in the second quarter 2001, compared with $3.9 million and $1.1 million for the same period a year ago. Cash paid for taxes and interest for the six month period were $1.8 million and $3.0 million, compared with $4.8 million and $2.3 million for the same period a year ago.

During the second quarter of 2001, treasury stock purchases were minimal compared with the prior year, and dividends paid totaled $1 million. Total backlog of $342 million increased 2% from comparable backlog of a year ago. Higher margin product backlog was equal to a year ago and construction backlog increased 10% for the same period.

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

Aluminum hedge contracts of less than one year duration are purchased to hedge the engineered products backlog of the Vistawall group against potential losses caused by increases in aluminum costs. This product line is sensitive to material cost movements due to the longer lead times from project quoting to manufacture. Gains or losses recorded on hedge contracts are offset against the actual aluminum costs incurred. The change in fair value of aluminum contracts and their associated risk are immaterial.

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

Foreign Currency Fluctuation: The majority of the company's business is transacted in U.S. dollars, therefore limiting the company's exposure to foreign currency fluctuations. Where the company has foreign-based operations, the local currency has been adopted as the functional currency. As such, the company has both transaction and translation foreign exchange exposure in those operations. Due to relative cost and limited availability, the company does not hedge its foreign net asset exposure. The company does hedge short-term foreign currency transaction exposures related to sales activity in Canada. Forward Canadian dollar sale contracts of less than one year duration are purchased to cover the exposure. The change in fair value of such contracts are immaterial.

OTHER
The company announced that Donald H. Pratt, chairman of the board will retire at the end of the year. John J. Holland, president and chief executive officer, will succeed Mr. Pratt. Ronald E. Rutledge, currently executive vice president, will become president and chief operating officer.

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

For additional comments, refer to the July 17, 2001 letter to shareholders, which is attached as exhibit 19.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes to the disclosure made in the Annual Report on Form 10-K for the year ended December 31, 2000 regarding this matter. See discussion about market risk under Item 2. Management Discussion and Analysis on page 11 above.

PART II. - OTHER INFORMATION

ITEM 2.  CHANGES OF SECURITIES AND USE OF PROCEEDS

On June 27, 2001 the Company issued $50.0 million of its 7.87% Senior Notes due December 30, 2016 pursuant to a note purchase agreement dated as of June 20, 2001. It requires the Company to maintain adjusted consolidated net worth, as defined, of $125 million plus the cumulative sum of 50% of consolidated net income for each fiscal quarter after March 31, 2001, and a consolidated income available for fixed charges to fixed charge ratio, as defined, of 1.5 to 1.0. At June 30, 2001, the Company's adjusted consolidated net worth as defined under the Note Purchase Agreement was $275 million.

The Company's credit agreement, which was entered into as of June 20, 2001, requires the Company to maintain a capitalization ratio, as defined, of .5 to 1, a fixed charge coverage ratio, as defined, of 1.7 to 1 and a leverage ratio, as defined of 3.25 to 1 through June 30, 2002 and 3.0 to 1 thereafter. The fixed charge coverage ratio is based on the ratio of (a) EBITDAR (pre tax net income (excluding extraordinary gains and losses) plus interest expense, depreciation and amortization, rent expense in respect of synthetic lease obligations and operating lease expense) to (b) fixed charges, consisting of interest and lease expense and cash dividends.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its Annual Meeting of Shareholders on April 17, 2001. Three Class C Directors were elected at the Annual Meeting. In the election of directors, there were 5,178,601 votes cast "for" K. Dane Brooksher and 73,342 votes withheld, 5,178,413 votes cast "for" Susan F. Davis and 73,530 votes withheld, and 5,176,135 votes cast "for" Robert J. Novello and 75,808 votes withheld.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.

                 4.1 Credit Agreement among the Company, certain lenders party thereto and Bank of America, N.A.;, as Administrative Lender, dated June 20, 2001.

                 4.2 Note Purchase Agreement dated as of June 20, 2001 relating to the Company's 7.87% Senior Notes due December 30, 2016

                 (b) Accountants Preferability Letter (re: Change in Accounting Principle)

                 (b) July 17, 2000 Letter to Shareholders.


         (b)  Reports on Form 8-K

              The Company has not filed any reports on Form 8-K during the quarter ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



BUTLER MANUFACTURING COMPANY


August 14, 2001                                /s/ Larry C. Miller
-------------------                            ---------------------------------
Date                                           Larry C. Miller
                                               Vice President - Finance,
                                               and Chief Financial Officer



August 14, 2001                                /s/ John W. Huey
-------------------                            --------------------------
Date                                           John W. Huey
                                               Vice President, General Counsel
                                               and Secretary

                                  EXHIBIT INDEX

Exhibit
Number              Description
---------           -----------------------------------

4.1 Credit Agreement among the Company, certain lenders party thereto and Bank of America, N.A.; as Administrative Lender, dated June 20, 2001.

4.2 Note Purchase Agreement dated as of June 20, 2001 relating to the Company's 7.91% Senior Notes due December 30, 2016

18                  Accountants Preferability Letter

19                  July 17, 2000 Letter to Shareholders