Form 10-Q
period 2001-09-30
BUTLER MANUFACTURING CO
filed 2001-11-14
CIK 15840

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                        Quarterly Report Under Section 13
                                 or 15(d) of the
                         Securities Exchange Act of 1934

                          Commission File No. 001-12335

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                          BUTLER MANUFACTURING COMPANY

                        Incorporated in State of Delaware

                          BMA Tower - Penn Valley Park
                             Post Office Box 419917
                        Kansas City, Missouri 64141-0917

                              Phone: (816) 968-3000
                I.R.S. Employer Identification Number: 44-0188420

                      Shares of common stock outstanding at
                          SEPTEMBER 30, 2001: 6,289,783



      The name, address and fiscal year of the Registrant have not changed since the last report.



 The Registrant (1) has filed all reports required to be filed by Section 13 or
  15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                      INDEX


                                                                     Page Number
                                                                     -----------
PART I. - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

     (1)  Consolidated Financial Statements (unaudited):

          Consolidated Statements of Operations for the Three
          and Nine Months Ended September 30, 2001 and 2000.              3

          Consolidated Statements of Comprehensive Income for
          the Nine Months Ended September 30, 2001 and 2000.              4

          Consolidated Balance Sheets as of September 30, 2001
          and December 31, 2000.                                          5

          Consolidated Statements of Cash Flows for the Nine
          Months Ended September 30, 2001 and 2000.                       6

     (2)  Notes to Consolidated Financial Statements                      7

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              10

ITEM 3.  Quantitative and Qualitative Disclosure About
         Market Risk.                                                     12

PART II. - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K                                 12

Signatures                                                                13

Exhibits Index

                  BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

         For the Three and Nine Months Ended September 30, 2001 and 2000

                                   (unaudited)
                   ($000's omitted, except for per share data)

                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                           SEPTEMBER 30,               SEPTEMBER 30,
                                       ----------------------      ----------------------
                                        2001            2000        2001         2000
                                       --------      --------      --------     --------

Net sales                              $249,676      $249,671      $658,207     $712,896
Cost of sales                           208,770       202,440       558,878      588,794
                                       --------      --------      --------     --------
  Gross profit                           40,906        47,231        99,329      124,102

Selling, general and
  administrative expenses                30,302        30,974        85,620       90,953
Restructuring credit                         --            --            --         (441)
                                       --------      --------      --------     --------
  Operating income                       10,604       16,257         13,709       33,590


Other income (expense) net                  861         (491)         1,567         (862)
                                       --------      --------      --------     --------
  Earnings before interest
    and taxes                            11,465        15,766        15,276       32,728
Interest expense                          1,949         1,406         5,022        4,078
                                       --------      --------      --------     --------
  Pretax earnings                         9,516        14,360        10,254       28,650

Income tax expense                        3,588         4,929         3,704       10,361
                                       --------      --------
                                                                   --------     --------
  Net earnings                         $  5,928      $  9,431      $  6,550     $ 18,289
                                       ========      ========      ========     ========

Basic earnings per common share           $0.94         $1.47         $1.04        $2.78
                                       ========      ========      ========     ========
Diluted earnings per common share         $0.94         $1.47         $1.04        $2.77
                                       ========      ========      ========     ========

  Basic weighted average number
    of shares                         6,290,196     6,394,939     6,282,147    6,582,966
  Diluted weighted average number
    of shares                         6,293,169     6,404,625     6,285,761    6,593,839



          See Accompanying Notes to Consolidated Financial Statements.

                  BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

              For the Nine Months Ended September 30, 2001 and 2000

                                   (unaudited)
                                ($000's omitted)


                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                         ---------------------
                                                          2001          2000
                                                         ------        -------

Net earnings                                             $6,550        $18,289
  Other comprehensive income (loss):
    Foreign currency translation and
     other comprehensive loss adjustments                  (532)          (726)
                                                         ------        -------
Comprehensive income                                     $6,018        $17,563
                                                         ======        =======


          See Accompanying Notes to Consolidated Financial Statements.

                  BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 2001 and December 31, 2000

                                   (unaudited)
                                ($000's omitted)


                                                         2001          2000
                                                      ---------     ---------
ASSETS
  Current assets:
    Cash and cash equivalents                         $  51,645     $  16,855
    Receivables, net                                    146,951       138,347
    Inventories:
      Raw materials                                      20,839        22,059
      Work in process                                    13,941        10,685
      Finished goods                                     33,628        38,686
      Lifo reserve                                      (10,163)       (9,926)
                                                      ---------     ---------
        Total inventory                                  58,245        61,504

    Real estate developments in progress                 29,430        52,623
    Net deferred tax assets                              10,587        10,586
    Other current assets                                  9,203        11,855
                                                      ---------     ---------
      Total current assets                              306,061       291,770

  Investments and other assets                           41,733        35,000
  Assets held for sale                                    3,684         3,832
  Property, plant and equipment, at cost                288,702       274,432
    Less accumulated depreciation                      (157,207)     (157,036)
                                                      ---------     ---------
      Net property, plant and equipment                 131,495       117,396
                                                      ---------     ---------
                                                      $ 482,973     $ 447,998
                                                      =========     =========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Notes payable                                     $   1,889      $ 35,155
    Current maturities of long-term debt                  5,581         5,563
    Accounts payable                                     83,284        86,232
    Dividends payable                                     1,132         1,064
    Accrued liabilities                                  92,557        77,434
    Taxes on income                                      11,826         7,461
                                                      ---------     ---------
      Total current liabilities                         196,269       212,909

  Net deferred tax liabilities                            1,409         1,409
  Other noncurrent liabilities                           12,854        14,666
  Long-term debt, less current maturities               103,327        53,298

  Shareholders' equity:
    Common stock, no par value, authorized
      20,000,000 Shares, issued 9,088,200 shares,
      at stated value                                    12,623        12,623
    Cumulative foreign currency translation              (2,009)       (1,477)
      and other comprehensive loss adjustments
    Retained earnings                                   223,256       220,113
                                                      ---------     ---------
                                                        233,870       231,259
    Less cost of common stock in treasury,
      2,798,417 shares in 2001 and 2,832,338
      shares in 2000                                     64,756        65,543
                                                      ---------     ---------
        Total shareholders' equity                      169,114       165,716
                                                      ---------     ---------
                                                      $ 482,973     $ 447,998
                                                      =========     =========

           See Accompanying Notes to Consolidated Financial Statements

                  BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the Nine Month Ended September 30, 2001 and 2000

                                   (unaudited)
                                ($000's omitted)

                                                            2001         2000
                                                          --------     --------
Cash flows from operating activities:
  Net earnings                                            $  6,550     $ 18,289
  Adjustments to reconcile net earnings
   to net cash provided (used) in operating
   activities:
    Depreciation and amortization                           12,775       11,277
    Restructuring charge                                       --          (441)
    Equity earnings on joint ventures                         (360)        (121)
  Change in asset and liabilities
    Receivables                                             (8,604)     (33,305)
    Inventories                                              3,259        4,396
    Real estate developments in progress                    23,193      (27,198)
    Other current assets                                     2,652        5,972
    Current liabilities excluding short-term debt           16,539       10,542
    Net change in other noncurrent assets                   (5,846)       1,587
    Net change in other noncurrent liabilities              (1,951)       2,225
                                                          --------     --------
      Net cash provided (used) in operating activities      48,207       (6,777)

Cash flows from investing activities:
  Capital expenditures                                     (26,681)     (24,560)
  Software development costs for internal use               (3,745)      (1,466)
  Proceeds from the sale of property,
   plant, & equipment                                        3,025          525
  Assets held for sale                                         148       (1,358)
                                                          --------     --------
    Net cash (used) by investing activities                (27,253)     (26,859)

Cash flows from financing activities:
  Payment of dividends                                      (3,200)      (3,191)
  Proceeds from issuance of long-term debt                  50,661        1,650
  Repayment of long-term debt                                 (632)        (257)
  Net increase (decrease) in short-term debt               (33,248)      11,164
  Sale and issuance of treasury stock                          871          616
  Purchase of treasury stock                                   (84)     (11,644)
                                                          --------     --------
    Net cash provided (used) by financing activities        14,368       (1,662)

Effect of exchange rate and comprehensive income
  changes on cash                                             (532)        (726)
                                                          --------     --------
  Net increase (decrease) in cash and cash equivalents      34,790      (36,024)
Cash and cash equivalents at beginning of year              16,855       52,951
                                                          --------     --------

Cash and cash equivalents at September 30                 $ 51,645     $ 16,927
                                                          ========     ========


          See Accompanying Notes to Consolidated Financial Statements.

                  BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in Butler Manufacturing Company's 2000 Form 10-K. It is suggested that those consolidated statements be read in conjunction with this report. The year-end financial statements presented were derived from the company's audited financial statements. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary for a fair presentation of the financial position of Butler Manufacturing Company and the results of its operations.

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENT
In July 2001, the Financial Accounting Standards Board (SFAS), issued Statement No. 141, "Business Combinations, and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all future acquisitions after June 30, 2001, to be accounted for under the purchase method of accounting. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. SFAS No. 142 provides guidance on the accounting and reporting for goodwill and intangible assets. Goodwill will no longer be amortized over its estimated useful life, but will be assessed annually for impairment using a fair value based test.

The company will adopt these new standards on January 1, 2002. At the end of the third quarter the company had goodwill of $6.0 million and approximately $.1 million of goodwill amortization on a quarterly basis which will no longer be recorded at January 1, 2002. The company is evaluating the application of these pronouncements and has not yet determined the impact of the adoption on the financial statements.

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


                                      THREE MONTHS            NINE MONTHS
                                   ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
NET SALES                          --------------------   --------------------
($000's omitted)                     2001        2000       2001        2000
----------------                   --------    --------   --------    --------
North American Building Systems    $123,461    $145,245   $325,237    $394,887
International Building Systems       21,748      27,797     56,879      61,329
Architectural Products               61,443      56,969    177,442     166,663
Construction Services                35,300      31,825     86,688     108,359
Real Estate                          15,888         316     31,841       7,682
Other                                (8,164)    (12,481)   (19,880)    (26,024)
                                   --------    --------   --------    --------
                                   $249,676    $249,671   $658,207    $712,896
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

                                     THREE MONTHS             NINE MONTHS
                                   ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
PRETAX EARNINGS (LOSSES)           -------------------    ---------------------
($000's omitted)                     2001       2000        2001         2000
------------------------           --------    -------    --------     --------
North American Building Systems     $ 6,001    $11,217    $  5,247     $ 22,745
International Building Systems          506      2,232         102        2,579
Architectural Products                4,481      4,600      11,926       13,186
Construction Services                   758        598       1,490        1,888
Real Estate                           2,881        714       5,436        1,904
Other                                (5,111)    (5,001)    (13,947)     (13,652)
                                    -------    -------    --------     --------
                                    $ 9,516    $14,360    $ 10,254     $ 28,650
                                    =======    =======    ========     ========


TOTAL ASSETS                                      SEPTEMBER 30,     DECEMBER 31,
($000's omitted)                                      2001              2000
----------------                                  -------------     ------------
North American Building Systems                     $142,337          $156,002
International Building Systems                        72,184            62,563
Architectural Products                               125,790           108,688
Construction Services                                 30,596            31,231
Real Estate                                           33,304            55,331
Other                                                 78,762            34,183
                                                    --------          --------
                                                    $482,973          $447,998
                                                    ========          ========


Total assets represent assets used by each business segment. Other represents cash and cash equivalents, assets held for sale, corporate equipment, and miscellaneous other assets which are not related to a specific business segment. In prior periods the North American Building Systems and International Building Systems segments were reported as a single segment. Because of reorganization and management changes, two segments were formed.

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

NOTE 5 - CHANGE IN ACCOUNTING FOR PENSION COSTS
Effective January 2001, the company changed its method for the recognition of asset gains and losses considered in the calculation of the annual net pension expense for its base retirement pension plan under SFAS 87, "Employers' Accounting for Pensions. " The company has changed from the market-value method of asset valuation to a market-related value method. Under the previous accounting method all gains and losses, subject to a 10 percent corridor, were recognized and amortized in determining the net periodic pension costs. The new method recognizes and amortizes 20 percent of the cumulative asset gains or losses in determining net periodic pension costs. The new method is commonly used by the manufacturing sector and is preferable because it more accurately matches expense to accounting periods for which benefits are earned. The new method also improves year-to-year comparability of net periodic pension costs.

Adoption of this change reduced income from operations and net income for the three months and nine months ending September 30, 2000 by $.2 million and $.5 million, respectively. The earnings per share impact for the three months and nine months ended September 30, 2001 was $.03 and $.08 per share, respectively.

The company also changed, effective April 1, 2001, the period used to amortize prior service costs associated with retroactive amendments of benefits for its hourly pension plans. Previously, the effect of these amendments was amortized over the average future working lifetime of those expected to receive benefits. The new period used for amortization of prior service costs attributed to the amendments is the number of years in which the benefit is earned. The effect of this change was to increase net periodic pension costs and decrease operating income by $.2 million for the three months ended September 30, 2001 and $.4 million for the nine months ended September 30, 2001

NOTE 6 - INDEBTEDNESS
The company entered into a new $50 million bank credit facility and issued $50 million of senior unsecured notes pursuant to a note agreement at the end of June, allowing domestic bank borrowings to be reduced to zero.

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

The senior notes bear interest, payable semi-annually on June 30 and December 30, at the rate of 7.91% per annum. Principal of the Senior Notes is payable in annual installments of $4.55 million on December 30th of each year, commencing December 30, 2006, with the final installment due on December 30, 2016. The Note Agreement contains certain operating covenants, including restrictions on liens, additional indebtedness and asset sales, and requires the company to maintain adjusted consolidated net worth, as defined, of $125 million plus the cumulative sum of 50% of consolidated net income for each fiscal quarter after March 31, 2001 and a fixed charge coverage ratio, as defined, of 1.5 to 1.0.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Net sales were $250 million for the third quarter 2001 and for the same period a year ago. Lower North American and International Building Systems segment sales were offset by increased sales in the Architectural Products, Construction Services and Real Estate segments. Sales in the North American Building Systems segment declined 15%, due to lower non-residential building sale caused by a slowing U.S. economy and greater uncertainty brought on by the September 11 terrorist attacks. The International Building Systems segment reported lower activity in both Europe and China during the third quarter. Sales for this segment declined 22% compared with the third quarter 2000. The Architectural Products and Construction Services segment sales increased 8% and 11% respectively for the third quarter, while the Real Estate segment, whose project development sales are less predictable, reported a $16 million increase in third quarter sales compared with the prior year.

For the Nine months ended September 30, 2001 net sales were $658 million compared with $713 million a year ago, a decrease of 8%. Declining sales in the North American and International Building Systems and Construction Services segments were the primary contributors to the decline in sales, offset somewhat by improved sales in the Architectural Products, Real Estate and International Building Systems segments. Both domestic and international nonresidential construction market opportunities declined in the third quarter as the global economy began to slow.

Selling, general, and administrative expenses of $ 30 million for the third quarter 2001 were slightly lower than a year ago. For the nine months ending September 30, 2001 selling, general, and administrative expenses declined 6% compared with the prior year as expenses are brought more in line with lower sales levels.

Pretax earnings for the quarter ended September 30, 2001 were $9.5 million compared with $14.4 million, a year ago. For the nine months ended September 30, 2001, pretax earnings were $10.2 million versus $28.7 million in 2000. The sluggish U.S. economy, and slowing China and European markets, has resulted in fewer nonresidential construction opportunities, and more competitive pricing.

LIQUIDITY AND CAPITAL RESOURCES
Since December 2000, cash and cash equivalents increased $34.8 million due to improved cash flow provided from operating and financing activities offset by the use of cash from investing activities. The sale of real estate development projects and the increase in long term debt related to the $50 million bank credit facility were major sources of cash, while higher receivables was a major use of cash. Increased Architectural Products segment sales, and slower receivable collections due to a slow-down in the domestic and foreign nonresidential construction markets contributed to the increase in receivables. Cash from operations also improved due to an increase in current liabilities and accruals, including warranty claims and project backcharge accruals in China Steel buildings business. Cash decreased in 2001 compared with 2000 due to the collection of a $5.8 million noncurrent tax loss carryback for the 1999 sale of its United Kingdom metal buildings business. Increased spending for capital expenditures and software development projects, the payment of dividends were major uses of cash for the nine month period ending September 30, 2001.

The company entered into a new $50 million bank credit facility and signed a new $50 million private placement agreement at the end of June allowing domestic bank borrowings to be reduced to zero. The company's foreign operations maintain separate lines of credit with local banks of approximately $7 million, with $2 million utilized at current exchange rates at September 30, 2001. For the nine months ended September 30, 2001, domestic short-term borrowings averaged $27 million for 272 days compared to $12 million for 199 days in 2000. Management believes the company's operating cash flow, along with the bank credit lines, are sufficient to meet future liquidity requirements.

Capital expenditures were $27 million for the first nine months of 2001 compared to $24 million for the same period in 2000. Total capital expenditures for 2001 are expected to be $48 million. It is estimated approximately $26 million will be used to construct the company's new headquarters building. Other expenditures include costs to complete the installation of process lines in the new Vistawall extrusion plant in Tennessee and expansion of the Shanghai, China office and warehouse facilities.

Cash paid for taxes were minimal in the third quarter 2001 due to tax refunds received for settlement of prior years, while interest payments totaled $1.2 million for the same period. This compared with tax and interest payments of $4.0 million and $1.4 million for the same period a year ago. Year to date net tax refunds as of September 30, 2001 totaled $1.3 million and interest paid totaled $4.2 million. This compares with net tax refunds of $.5 million and interest paid of $3.7 million the same nine month period a year ago.

During the third quarter of 2001, treasury stock purchases were minimal compared with the prior year, and dividends paid totaled $1 million. Total backlog at September 30, 2001 of $333 million was equal with the backlog of a year ago. Higher margin product backlog was approximately 5% lower, while construction backlog increased 20% as compared to the same period a year ago.

In September the company's Board of Directors voted to increase its quarterly dividend by 5.9% to $.18 per share. The dividend was payable on October 12, 2001 to shareholders of record on September 28, 2001.

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

Commodity Price Exposure: The company's primary commodities are steel, aluminum, and wood. Steel is the company's largest purchased commodity. Although steel prices are relatively stable the company enters into forward steel purchase arrangements in its metal buildings business for periods of less than one years duration to protect against potential price increases. To the extent there are increases in the company's steel costs, they are generally recaptured in the company's product sales prices. During periods of falling prices the company reserves the right to purchase steel from other competitive suppliers.

The company's wood frame building business enters into forward purchase arrangements for commercial grade lumber for periods of less than one year's duration. Lumber costs are generally more volatile than steel costs. To offset increases in lumber costs, the company adjusts product prices accordingly.

Aluminum hedge contracts of less than one year duration are purchased to hedge the engineered products backlog of the Vistawall group against potential losses caused by increases in aluminum costs. This product line is sensitive to material cost movements due to the longer lead times from project quoting to manufacture. Gains or losses recorded on hedge contracts are offset against the actual aluminum costs charged to cost of sales when contracts are settled. For both the three months and nines ending September 30, 2001 the company recognized net losses of $.2 million. The unrealized loss resulting from a change in fair value of aluminum contracts are recorded in comprehensive income and totaled $.2 million at September 30, 2001. As of September 30, 2001, the potential change in fair value of open aluminum hedge contracts, assuming a 10% change in the underlying commodity price was, $.4 million.

Interest Rates: The majority of the company's long-term debt carries a fixed interest rate, therefore the company's interest expense is relatively stable and not influenced by changes in market interest rates. However, interest rate changes impacts the fair market value of such debt. As of September 30, 2001, the company had $103 million in fixed rate debt outstanding. Holding other variables constant, including levels of indebtness, a one percentage point increase in interest rates would decrease the fair market value of the fixed rate debt by $1.5 million.

Foreign Currency Fluctuation: The majority of the company's business is transacted in U.S. dollars, therefore limiting the company's exposure to foreign currency fluctuations. Where the company has foreign-based operations, the local currency has been adopted as the functional currency. As such, the company has both transaction and translation foreign exchange exposure in those operations. Due to relative cost and limited availability, the company does not hedge its foreign net asset exposure. The company does hedge short-term foreign currency transaction exposures related to sales activity in Canada. Forward Canadian dollar sale contracts of less than one year duration are purchased to cover the exposure. Gains and losses recorded on Canadian currency hedge contracts are recorded against Canadian receivable balances. The unrealized gain recorded in comprehensive income for Canadian currency hedges totaled $.1 million at September 30, 2001. As of September 30, 2001, the potential change in fair value of open Canadian currency hedge contracts, assuming a 10% change in the underlying commodity price, was $.3 million.

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

For additional comments, refer to the October 15, 2001 letter to shareholders, which is attached as exhibit 19.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes to the disclosure made in the Annual Report on Form 10-K for the year ended December 31, 2000 regarding this matter. See discussion about market risk under Item 2. Management Discussion and Analysis on page 11 above.


PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          (19) October 15, 2001 Letter to Shareholders.

     (b)  Reports on Form 8-K

          The company has not filed any reports on Form 8-K during the quarter ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



BUTLER MANUFACTURING COMPANY

November 14, 2001                               /s/ Larry C. Miller
-----------------                               -------------------------------
Date                                            Larry C. Miller
                                                Vice President - Finance,
                                                and Chief Financial Officer



November 14, 2001                               /s/ John W. Huey
-----------------                               -------------------------------
Date                                            John W. Huey
                                                Vice President, General Counsel
                                                and Secretary

                                  EXHIBIT INDEX

Exhibit
Number          Description
-------         -----------
19              October 15, 2001 Letter to Shareholders