Form 10-K
period 2001-12-31
BUTLER MANUFACTURING CO
filed 2002-03-28
CIK 15840

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2001

BUTLER MANUFACTURING COMPANY
1540 Genessee Street
(P.O. Box 419917)
Kansas City, Missouri 64102
Telephone: (816) 968-3000

Incorporated in the State of Delaware

COMMISSION FILE NO.      0-603

IRS No.      44-0188420

     The company has no securities registered pursuant to Section 12(g) of the Act. The only class of stock outstanding consists of Common Stock having no par value, 6,296,228 shares of which were outstanding at February 20, 2002. The Common Stock and related Preferred Share Purchase Rights are registered pursuant to Section 12(b) of the Act on the New York Stock Exchange.

     The aggregate market value of the Common Stock of the company held by non-affiliates, based upon the last sales price of such stock on February 20, 2002, was $155,253,125.

     The company has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to such filing requirements for the past 90 days.

     As indicated by the following check mark, disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein and will not be contained to the best of Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K: [    ]

     The following documents are incorporated herein by reference:

(1)	Butler Manufacturing Company 2001 Annual Report, pages 14 through 36 (the “Annual Report”) incorporated into Part II.
(2)	Butler Manufacturing Company Notice of Annual Meeting of Stockholders and Proxy Statement, dated March 14, 2002 (the “Proxy Statement”) incorporated into Parts I and III).

BUTLER MANUFACTURING COMPANY

FORM 10-K

For the Fiscal Year Ended December 31, 2001

PART I

Item 1.	Business

(a)      General Description of Business

     The Butler Manufacturing Company (the “company”) was founded as a partnership in 1901, incorporated in Missouri in 1902, and later reincorporated in Delaware in 1969. Its corporate headquarters are located in Kansas City, Missouri, and the company operates manufacturing facilities, engineering offices, and service centers throughout the continental United States, and 15 foreign countries. Principal international operations are conducted through a Chinese wholly owned subsidiary, Butler (Shanghai) Inc., Butler Europe Kft., a wholly owned Hungarian subsidiary, and Saudi Building Systems Ltd., a minority owned Saudi Arabian joint venture.

     The company is primarily engaged in the marketing, design, and production of building systems and components for nonresidential structures. Products and services fall into five principal business segments: (1) North American Building Systems, consisting primarily of custom designed and pre-engineered steel and wood frame building systems for commercial, community, industrial, governmental, and agricultural uses; (2) International Building Systems, consisting primarily of custom designed and pre-engineered steel buildings for commercial, community, industrial, and governmental use; 3) Architectural Products, consisting primarily of curtain wall and storefront framing systems, standard and custom window systems, skylights, and roof vents for low-rise, medium-rise, and high-rise nonresidential buildings; (4) Construction Services, providing construction management services for purchasers of large, complex, or multiple site building projects; and (5) Real Estate, providing build-to-suit-to-lease development services for corporations who prefer to lease rather than own their facilities.

     The company’s products are sold, installed, and serviced through over 3,700 independent dealers or contractors that serve the commercial, community, industrial, agricultural, and governmental markets.

(b)      Financial Information About Industry Segments

     The information required by Item 1(b) is incorporated by reference to the note captioned “Business Segments” on pages 28 and 29 of the Company’s Annual Report, of which pages 14 through 36 are attached as Exhibit 13.1 to this report. See also items 6, 7, 7A, and 8 of this report.

(c)      Narrative Description of Business

North American Building Systems

     The company’s largest segment, North American Building Systems, includes principally the United States, Canadian, and Latin American pre-engineered metal building systems businesses, as well as the wood frame buildings business and Liberty Building Systems Inc.

     The company’s North American Building Systems Segment activities consist primarily of the design, engineering, fabrication, and distribution of one to five-story steel and one to two-story wood framed buildings for industrial, commercial, community, governmental, and agricultural uses, such as manufacturing facilities, warehouses, office buildings, schools, churches, shopping centers, restaurants, convenience stores, livestock, and farm buildings. Principal product components of the systems are structural members and a variety of pre-engineered wall and roof components. These are fabricated according to standard or customer specifications and shipped to building sites for assembly primarily by independent dealers. Building components are manufactured for North American sales and export sales in plants located at Galesburg and Charleston, Illinois; Laurinburg, North Carolina; Birmingham, Alabama; Visalia, California; Annville, Pennsylvania; San Marcos, Texas; Lester Prairie, Minnesota; Selmer Tennessee; and Clear Brook, Virginia.

     The U.S. export operation markets and engineers metal building systems for the Central American, Caribbean, and select Latin American markets. Shipments are sourced primarily from Butler’s U.S. plants and local manufacturing alliances. The company also serves the Canadian market through a branch office in Burlington, Ontario.

     Building Systems’ products are distributed throughout the world by independent Butler dealers. The dealers provide construction services and in many cases complete design and engineering capabilities.

     Nonresidential pre-engineered buildings compete with conventional forms of building construction in the low-rise commercial, community, industrial, agricultural, and governmental markets. Competition is primarily based upon cost, time of construction, appearance, thermal efficiency, and other specific customer requirements.

     The company also competes with numerous pre-engineered steel frame building manufacturers doing business within the United States, Canada, Europe, South America, and China. The company believes that its 2001 sales of steel frame pre-engineered building systems within the United States exceeded those of any other nonresidential steel frame pre-engineered building systems manufacturer, with its next largest competitors being NCI Building Systems, Inc., V. P. Buildings Inc., a wholly owned subsidiary of Grupo IMSA, S.A. de C.V. of Mexico, American Buildings Co., an operating unit of MAGNATRAX Corporation, and Ceco Building Systems and Star Building Systems, operating units of Robertson-Ceco Corporation. Competition among manufacturers of pre-engineered buildings is based primarily upon price, service, product design and performance, and marketing capabilities.

     Lester Building Systems, the company’s wood frame buildings business, sells its products through independent dealers, and direct-sales operations, and is believed to rank third in sales to Morton Buildings, Inc. and Cleary Buildings, Inc.

International Building Systems

     The International building systems business segment includes Butler (Shanghai) Inc., a wholly owned Chinese metal building systems subsidiary; Butler Europe Kft., a wholly owned European metal building systems subsidiary, with manufacturing operations in Hungary, and marketing and engineering subsidiaries in the United Kingdom, France, Germany, and Poland; and Saudi Building Systems Ltd., a minority owned Saudi Arabian metal buildings joint venture.

     Butler (Shanghai) Inc. markets, engineers, and fabricates metal building systems for Asian markets from a plant in Shanghai, China. In 2001, the company completed construction of a new office located adjacent to its Shanghai manufacturing facility.

     In early 2002, the company announced its intention to add a second manufacturing plant in China. Its costs is anticipated to be approximately $11 million. Production is expected to commence in early 2003

     Early in 2002, the company announced it had entered into a letter of intent to sell certain assets of its Hungarian metal building systems subsidiary, close its European sales and engineering offices, and dispose of the remaining assets of the business. The relatively small scale of the European operation, the continued loss position of the business, and a business recession in Europe contributed to this decision. The company recorded a $3.6 million after tax charge related to the disposition of this business. The sale originally anticipated to occur in the first quarter, is now expected to close in the second quarter of 2002.

     Saudi Building Systems, Ltd. manufactures pre-engineered steel frame buildings for Middle Eastern markets at manufacturing facilities located in Jeddah, Saudi Arabia.

Architectural Products

     This segment includes the operations of the Vistawall group which designs, manufactures, and sells aluminum extruded curtain wall systems for mid and high-rise office markets. Vistawall also sells entry doors, standard and custom architectural window systems, translucent roof and wall systems, custom and standard skylights, and other standard storefront products for low-rise retail and commercial markets. The Vistawall group’s products are distributed on a material supply basis to either curtain wall erection subcontractors or general contractors, and through its distribution warehouses, to glazing contractors for storefront and entry door applications. Manufacturing and distribution facilities are located in Warwick, Rhode Island; Newnan and Tucker, Georgia; Modesto, Hayward, and, Rancho Cucamonga, California; Denver, Colorado; Brooklyn Park, Minnesota; Cincinnati and Cleveland, Ohio; Midway, Tennessee; Terrell, Houston, and Dallas, Texas; Tampa, Florida; Chicago, Illinois; Jessup, Maryland; St. Louis, Missouri; Seattle, Washington; and Wausau, Wisconsin. In 2001 Vistawall added to its production capacity with a newly completed extruding and finishing facility located in Midway, Tennessee.

     The Vistawall Group operates in highly competitive markets with other national manufacturers which operate multiple plants and distribution facilities, and with regional manufacturers. Competition is primarily based on price, engineering and installation capabilities, delivery, appearance, and other specific customer requirements.

     During 2001, the company acquired a 40% interest in Vistawall International Ltd, a United Arab Emirates joint venture formed to design, manufacture, and sell architectural aluminum products in Middle Eastern markets. Investments and business activity in the new joint venture have been minimal during the start-up year.

Construction Services

     The company’s Construction Services segment consists of Butler Construction, a wholly owned construction subsidiary also known as BUCON, Inc., which provides comprehensive design, planning, execution, and construction management services to major purchasers of construction. Butler Heavy Structures is an operating unit of Butler Construction serving markets requiring large, complex building designs using fabricated mill steel in combination with Butler’s pre-

engineered secondary structural and metal cladding systems. Revenues from the Construction Services segment are derived primarily from “material-erect” and “material only” subcontracts, and selective pursuit of turnkey construction projects using products from several company businesses, predominantly the company’s U.S. metal buildings businesses.

     This business segment competes with international, national, regional, and local general contracting firms, and whenever possible, performs projects in conjunction with independent Butler dealers. Competition is primarily based upon price, design, speed of project execution, and product performance.

Real Estate

     This business segment consists solely of Butler Real Estate, Inc., a wholly owned subsidiary of the company, which provides value-added real estate development and leasing services to major corporations in cooperation with Butler dealers. Butler Real Estate, Inc. generally functions as a development and financing source during the lead procurement and construction process, and as a seller of the completed project. On the basis of commitments to lease obtained from credit worthy customers, Butler Real Estate, Inc. acquires building sites, arranges with Butler dealers for construction of build-to-suit projects, and sells the completed projects to permanent investors when the facilities are occupied by lessees.

Manufacturing and Materials

     The company’s manufacturing facilities include most conventional metal fabricating operations, such as punching, shearing, welding, extruding, and forming of sheet and structural steel and aluminum. Other metal manufacturing processes include painting and anodizing. Wood frame manufacturing operations include sawing and truss fabrication. The principal materials used in the manufacture of products include steel, aluminum, wood, and purchased parts. Materials are presently available in sufficient quantities to meet current needs.

     In March, 2002, the United States invoked tariffs on certain steel product imports. While it is too soon to determine the impact of such tariffs on nonresidential construction in general and the company’s operations specifically, management does not forsee any disruption in the supply of steel products used in its operation. It is also expected that any changes in raw material prices will be passed along in the company’s product pricing.

Business Cycles and Seasonal Demand

     Historically, the company’s sales and net earnings have been affected by cycles in the general economy which influence nonresidential construction markets (see in particular Item 7 of this report). At the close of 2001, most global economies were in a recession, and the near-term outlook for the nonresidential constructions markets were soft. The company also experiences seasonal demand for products and services. Sales for the first, second, third, and fourth quarters of 2001 were $195 million, $214 million, $250 million, and $238 million, respectively.

Backlog

     The company’s backlog of orders believed to be firm was $291 million at December 31, 2001, 3% lower than a year ago.

Employees

     At December 31, 2001 the company employed 4,719 persons, 4,002 of whom were non-union employees, and 717 of whom were hourly paid employees that were members of three unions.

Item 2. Properties

     The principal plants and physical properties of the company consist of the manufacturing facilities described under Item 1 and its world headquarters office in Kansas City, Missouri. Through a subsidiary, the company also owns a land development venture with property located on an approximately 75 acre site in San Marcos, Texas. The property is recorded as “Assets held for sale” and described in a footnote on page 27 in the company’s Annual Report. All other plants and offices described under Item 1 are utilized by the company and are generally suitable and adequate for the business activity conducted therein. The company’s manufacturing facilities described under Item 1, along with current outsourcing agreements with various domestic and foreign fabricators, provide production capabilities sufficient to meet current and foreseeable needs.

     Except for leased facilities listed below, all of the company’s principal plants and offices are owned:

(1)	Leased space used for the company’s executive offices in Kansas City, Missouri (120,000 sq. ft. lease expired at the end of 2001). The company elected not to renew its executive office lease due to the completion and move to its new $27 million world headquarters building at year-end.

(2)	Leased space used for the Vistawall Division plant in Terrell, Texas (145,000 sq. ft. and 121,000 sq. ft. with leases expiring in 2009 and 2006, respectively, both containing options to renew), and fabrication and distribution facilities in Dallas and Houston, Texas; Jessep, Maryland; St. Louis, Missouri; Brooklyn Park, Minnesota; Chicago, Illinois; Cincinnati and Cleveland, Ohio; Atlanta and Newnan, Georgia; Tampa, Florida; Auburn, Washington; Modesto, Hayward, and Rancho Cucamonga, California; Warwick, Rhode Island; and Denver, Colorado (511,000 sq. ft. leased with various expiration dates). The company also leases a manufacturing facility (50,000 sq. ft. lease expiring in the year 2005 with three five year renewal options) located in Selmer, Tennessee.

(3)	Leased space used for Bucon, Inc. in Kansas City, Missouri (74,000 sq. ft. lease expiring in the year 2007)

(4)	The company leases various sales and engineering offices throughout the world.

Item 3.	Legal Proceedings.

     There are no material legal or environmental proceedings pending as of March 26, 2002, nor does the company have any known material environmental contingencies as of this date. Proceedings which are pending consist of matters normally incident to the business conducted by the company and taken together do not appear to be material.

Item 4.	Submissions of Matters to a Vote of Security Holders.

     No matters have been submitted to a vote of stockholders since the last annual meeting of stockholders on April 17, 2001

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

     Incorporated by reference to the information under “Quarterly Financial Information (Unaudited)”, “Price Range of Common Stock (Unaudited)” and “Historical Review 2001-1997” on pages 35 and 36 of the Annual Report.

     On September 17, 2001 the company declared an increased in its quarterly cash dividend from 17 cents to 18 cents per share to shareholders of record as of September 28, 2001. The company has limited restrictions on the payment of dividends under certain debt covenants contained in note agreements dated June 20, 2001, March 1, 1998, and June 1, 1994 between the company and insurance companies, and the bank credit agreement dated June 20, 2001(incorporated by reference to the Forms 10-Q for the quarters ended June 30, 2001, March 31, 1998 and June 30, 1994 as indicated under Item 14). The company had approximately $29 million of retained earnings available for cash dividends and share repurchases at December 31, 2001.

Item 6.	Selected Financial Data.

     Incorporated by reference to the information under “Historical Review 2001-1997” on page 36 of the Annual Report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Incorporated by reference to the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 14 through 19 of the Annual Report.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk.

     Incorporated by reference to page 17 of the Annual Report to the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 8.	Financial Statements and Supplementary Data.

     Incorporated by reference to the consolidated financial statements and related notes on pages 20 through 36 of the Annual Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

     Information as to Directors is incorporated herein by reference to pages 2 through 4 of the Proxy Statement. The company’s Executive Officers, their ages, their positions and offices with the company, and their principal occupations during the past five years are shown below:

Corporate Executive Officers

John J. Holland — age 51, Chairman and Chief Executive Officer and Chairman of the Board Executive Committee. He joined Butler in 1980 and became Vice President — Controller in 1986, Vice President-Finance in 1990, Executive Vice President in 1998, and President and Chief Executive Officer in 1999, and was elected Chairman and Chief Executive Officer in November 2001. Mr. Holland is a director of Commerce Fund, a mutual fund; a Trustee of William Jewell College, and a director of Saint Luke’s Hospital, the National Association of Manufacturers, the Greater Kansas City Chamber of Commerce, the Civic Council of Greater Kansas City, and The Midwest Research Institute.

Ronald E. Rutledge — age 60, President and member of the Board Executive Committee. He Joined Butler in 1984 as President of the Vistawall Architectural Products Group and was elected Executive Vice President in April 2001. He was elected President and a Director in November 2001. He is past director of the Terrell, Texas Chamber of Commerce and the Terrell State Bank and is currently a director of the Kansas City Council for the Boy Scouts of America.

Barbara B. Bridger — age 44, Vice President-Human Resources since 1999. She joined Butler in 1980 and previously was Vice President- Human Resources for the Buildings Division.

John T. Cole — age 51, Controller since 1990. He joined Butler in 1977 and previously was Corporate Audit Manager.

John W. Huey — age 54, Vice President, General Counsel, and Secretary since 1999. He joined Butler in 1978 and became Vice President-Administration in 1993 and Assistant General Counsel and Assistant Secretary in 1987.

Lee E. Lichlyter — age 38, Vice President-Chief Information Officer since 2000, and previously was Vice President of Information Systems Building Division.

Paul F. Liljegren — age 47, Treasurer since 1998. He joined Butler in 1979 and previously was Vice President and Controller of Lester Building Systems.

Larry C. Miller — age 45, Vice President-Finance since 1998. He joined Butler in 1980 and was previously the company’s Treasurer.

Division Executive Officers

Moufid (Mike) Alossi — age 59, President, Butler (Shanghai) Inc., since 1997. He joined Butler in 1968 and was previously President of Butler World Trade and Vice President-International Sales and Marketing.

John R. Hill — age 44, President, Lester Building Systems since 2000. He joined Butler in 1980. He was previously Senior Vice President of Sales of Lester Building Systems.

Thomas J. Hall — age 56, President, Butler Real Estate, Inc. since 1991. He joined Butler in 1969, and was named Vice President and General Manager of Butler Real Estate, Inc. in 1987.

Thomas W. Harris — age 49, President, Vistawall Group since 2001. He join Butler in 1984. He previously was Vice President Sales and Marketing from 1997 to 2000, and Vice President Vistawall Central Region in 2001.

William L. Johnsmeyer — age 54, President, Bucon, Inc. since 1990. He joined Butler in 1982 and became President, Walker Division in 1984.

Clyde E. Wills, Jr. — age 56, President, Buildings Division since 1999. He first joined Butler in 1972. He was previously Senior Vice President of Operations, Building Division from 1992 to 1997 and was President of the International Division in 1998.

Item 11.	Executive Compensation.

     Incorporated by reference to the information under “Report of the compensation and Benefits Committee on Executive Compensation,” “Summary Compensation Table,” “Aggregated Option Exercises and Fiscal Year-End Option Value Table,” “Pension Plan Table,” and “Restricted Stock Bonus Program” on pages 15 through 19 of the Proxy Statement.

     The Long Term Incentive Plan referred to in the Report of the Compensation and Benefits Committee on executive compensation contemplates three year performance cycles, each cycle commencing the beginning of each year, the first of which began on January 1, 2001. As stated in the Committee’s report, the performance measure for awards is based on total business return, a measure of the creation of economic value in the Company’s business. Generally, total business return is calculated by (i) dividing changes in net operating profit after taxes by the weighted average cost of capital, (ii) adding free cash flow for the three year period, and (iii) dividing the result by beginning investment levels. The levels of total business return required for threshold, target and maximum payments over the initial performance period ending in 2003 are 25%, 35% and 55%, respectively. The following table shows the amounts that might be paid with respect to the three year period ended December 31, 2003 to the chief executive officer and the four most highly compensated officers at the threshold, target and maximum levels.

Estimated Future Payouts After Three Years Ended 12/31/03

	Threshold	Target	Maximum

John J. Holland	$138,000.	$276,000.	$552,000.

Ronald E. Rutledge	$54,000.	$108,000.	$216,000.

Larry C. Miller	$15,500.	$31,000.	$62,000.

John W. Huey	$15,500.	$31,000.	$62,000.

Clyde E. Wills	$30,500.	$61,000.	$122,000.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

     Incorporated by reference to the information under “Beneficial Ownership Table” on pages 13 through 14 of the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions.

     Incorporated by reference to the information under “Certain Relationships and Related Transactions” in the Proxy Statement on page 20.

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)      The following documents are filed as part of this report:

     (1)      Financial Statements:

-	“Report of Independent Public Accountants” for the three-year period ended December 31, 2001.
-	Consolidated Balance Sheets as of December 31, 2001 and 2000.
-	Consolidated Statements of Earnings and Retained Earnings for years Ended December 31, 2001, 2000, and 1999.
-	Consolidated Statements of Comprehensive Income for years ended December 31, 2001, 2000, and 1999.
-	Consolidated Statements of Cash Flows for years ended December 31, 2001, 2000, and 1999.
-	Notes to Consolidated Financial Statements.

The foregoing have been incorporated by reference to the Annual Report as indicated under Item 8.

     (2)      Financial Statement Schedules:

Auditors’ Reports on Financial Statement and Schedule II, Valuation and Qualifying Accounts.

All other schedules are omitted because they are not applicable or the information is contained in the consolidated financial statements or notes thereto.

     (3)      Exhibits:

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to company’s form 10-Q for the quarter ended, March 31, 1996).

3.2	Bylaws of Butler Manufacturing Company as amended effective November 27, 2001.

3.11	Certificate of Designation of SERIES A, CLASS, 1 PREFERRED STOCK of BUTLER MANUFACTURING COMPANY (Pursuant to Section 151 of the Delaware General Corporation Law), filed September 23, 1999, pursuant to Rights Agreement appended as Exhibit 4.3.

4.1	Note Agreement between the company and four Insurance Companies dated as of June 1, 1994 (incorporated by reference to Exhibit 4 of the company’s Form 10-Q for the quarter ended June 30, 1994).

4.2	Note Agreement between the company and an Insurance Company dated as of March 1, 1998 (incorporated by reference to Exhibit 4 of the company’s Form 10-Q for the quarter ended March 31, 1998).

4.3	Rights Agreement dated September 16, 1998, between Butler Manufacturing Company and UMB Bank, N.A. which includes the form of Rights as Exhibit C (incorporated by reference to Exhibit 1.1 to the company’s Form 8-A filed September 23, 1999.

10.1	Butler Manufacturing Company Executive Deferred Compensation Plan as amended (incorporated by reference to Exhibit 4 in the company’s Registration statement on Form S-8 filed December 20, 2000 (File No. 333-52338).

10.2	Butler Manufacturing Company Stock Incentive Plan for 1987, as amended (incorporated by reference to Exhibit 10.1 to the company’s Form 10-K for the year ended December 31, 1990).

10.3	Butler Manufacturing Company Stock Incentive Plan of 1979, as amended (incorporated by reference to Exhibit 10.2 to the company’s Form 10-K for the year ended December 31, 1990).
10.4	Form of Change of Control Employment Agreements, as amended, between the company and each of six executive officers (incorporated by reference to Exhibit 10.3 to the company’s Form 10-K for the year ended December 31, 1990).

10.5	Copy of Butler Manufacturing Company Supplemental Benefit Plan as amended and restated (incorporated by reference to Exhibit 10.5 to the company’s Form 10-K for the year ended December 31, 1994).

10.6	Form of Butler Manufacturing Company Split Dollar Life Insurance Agreement (Collateral Assignment Method; Bonus Arrangement) entered into between the company and certain executive officers (incorporated by reference to Exhibit 10.6 to the company’s Form 10-K for the year ended December 31, 1994).

10.7	Form of Butler Manufacturing Company Split Dollar Life Insurance Agreement (Collateral Assignment Method; Roll Out Arrangement) entered into between the company and certain executive officers (incorporated by reference to Exhibit 10.7 to the company’s Form 10-K for the year ended December 31, 1994).

10.8	Butler Manufacturing Company Stock Incentive Plan of 1996 (incorporated by reference to Exhibit 4(a) to the company’s Registration Statement Number 333-02557 on S-8 filed April 17, 1996).

10.9	Butler Manufacturing Company Director Stock Compensation Program, as amended June 20, 2000 (Incorporated by reference to Exhibit 10.9 to the company’s December 31, 2000 Form 10-K).

10.10	Butler Manufacturing Company Restricted Stock Compensation Program of 1996 (incorporated by reference to the December 31, 1997 Form 10-K).

10.11	Form of Butler Manufacturing Company Split Dollar Life Insurance Agreement (Collateral Assignment Agreement; Roll Out Arrangement) entered into between the company and certain executive officers for the year ended December 31, 2000 (Incorporated by reference to Exhibit 10.11 to the company’s December 31, 2000 Form 10-K).

10.12	Butler Manufacturing Company Director Deferred Fee Plan Dated July 1, 2000. (Incorporated by reference to Exhibit 10.12 to the company’s December 31, 2000 Form 10-K).

10.13	Summary of Butler Manufacturing Company Long Term Incentive Plan.

13.1	Butler Manufacturing Company 2001 Annual Report Pages 14 through 36 only (the information expressly incorporated herein by reference).

18.0	Accountants Preferability Letter dated August 9, 2001 and (incorporated by reference to the company’s June 30, 2001 10-Q).

22.1	Set forth below is a list as of February 20, 2002 of subsidiaries of the company and their respective jurisdictions of incorporation. Subsidiaries not listed, when considered in the aggregate as a single subsidiary, do not constitute a significant subsidiary.

Jurisdiction of
Subsidiary	Incorporation
Butler Export, Inc.	Barbados
Butler Europe Kft	Hungary
BMC Real Estate, Inc.	Delaware
BUCON, Inc.	Delaware
Butler Pacific, Inc.	Delaware
Butler Real Estate, Inc.	Delaware
Butler, S.A. de C.V.	Mexico
Butler (Shanghai) Inc.	China
Butler Holdings, Inc.	Delaware
Comercial Butler Limitada	Chile
Lester’s of Minnesota, Inc.	Minnesota
Lester Holdings, Inc.	Delaware
Liberty Building Systems, Inc.	Delaware
Moduline Windows, Inc.	Wisconsin

23.1	Consent of Arthur Andersen LLP (incorporated by reference to page 15 of this report).

24.1	Power of Attorney to sign this and other SEC Reports by each director.

99.1	Audit Assurance Letter from Arthur Andersen LLP.

(b)	The company has not filed any reports on Form 8-K for or during the quarter ended December 31, 2001.

(c)	In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the Registrant have been omitted but will be furnished to the Commission upon request.

* * * * * *

The calculation of the aggregate market value the company’s Common Stock held by non-affiliates shown on the front of the cover page assumes that directors are affiliates. Such assumption does not reflect a belief by the company or any director that any director is an affiliate of the company.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of March, 2002.

BUTLER MANUFACTURING COMPANY

BY	/S/ John J. Holland John J. Holland Chairman and CEO

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the dates indicated.

/S/ John J. Holland John J. Holland	Chairman and CEO (Principal Executive Officer)	March 19, 2002

/S/ Ronald E. Rutledge Ronald E. Rutledge	President and Director	March 19, 2002

/S/ Larry C. Miller Larry C. Miller	Vice President-Finance (Principal Financial Officer)	March 25, 2002

/S/ John T. Cole John T. Cole	Controller (Principal Accounting Officer)	March 25, 2002

/S/ K. Dane Brooksher K. Dane Brooksher	Director	March 20, 2002

/S/ Gary M. Christensen Gary M. Christensen	Director	March 20, 2002

/S/ Susan F. Davis Susan F. Davis	Director	March 19, 2002

/S/ C.L. William Haw C.L. William Haw	Director	March 20, 2002

/S/ Robert J. Reintjes, Sr. Robert J. Reintjes, Sr.	Director	March 25, 2002

/S/ Gary L. Tapella Gary L. Tapella	Director	March 19, 2002

/S/ William D. Zollars William D. Zollars	Director	March 19, 2002

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our reports dated January 29, 2002, included in or incorporated by reference in this Form 10-K, into the company’s previously filed Registration Statement File Numbers 33-14464, 2-63830, 2-55753, 333-02285, 333-02557, and 333-52338.

/S/ ARTHUR ANDERSEN LLP ARTHUR ANDERSEN LLP

Kansas City, Missouri,
March 26, 2002

BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Financial Statement Schedules
(Form 10-K)

December 31, 2001, 2000, 1999

(With Auditors’ Reports Thereon)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Butler Manufacturing Company:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Butler Manufacturing Company’s 2001 Annual Report to Shareholders, incorporated by reference in this Form 10-K, and have issued our report thereon dated January 29, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The Financial Statement Schedule listed in item 14 is the responsibility of the company’s management and is presented for the purpose of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements, and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/S/ ARTHUR ANDERSEN LLP

      ARTHUR ANDERSEN LLP

Kansas City, Missouri,
January 29, 2002

SCHEDULE II

BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES

Valuation and Qualifying Accounts

(Thousands of Dollars)

	Balance at	Charged					Balance
	beginning	to			Less:		at end
Description	of year	earnings		Other	Deductions		of year

				(A)
Allowance for Losses on Accounts Receivable:
2001	$5,130	$3,768		$(196)	$1,564		$7,138
2000	$4,674	$1,620		$178	$1,342		$5,130
1999	$3,791	$2,876		$(191)	$1,802		$4,674
Restructuring Reserve:
2001	$—	$3,854	(D)	$—	$1,749	(E)	$2,105
2000	$885	$—		$(620)	$265		$—
1999	$2,277	$1,514	(B)	$(447)	$2,459	(C)	$885

(A)	Includes reclasses, transfers, and/or recoveries of reserve balances.

(B)	Represents $1.5 million Brazilian foreign currency devaluation reserve established and utilized in the first quarter of 1999.

(C)	Includes charges against the reserve in 1999 of $1.1 million, plus $1.5 million write-down of Brazilian assets due to currency devaluation, net $.2 million 1999 recoveries shown in the Other column.

(D)	Represents the Butler Europe Restructuring Reserve for employee separation costs, costs to close offices, and other related costs to dispose of the business

(E)	Includes the recording of foreign exchange losses due to the write-down of Europe Assets.

EXHIBIT INDEX

EXHIBITS	DESCRIPTION

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to company’s form 10-Q for the quarter ended, March 31, 1996).

3.2	Bylaws of Butler Manufacturing Company as amended effective November 27, 2001.

3.11	Certificate of Designation of SERIES A, CLASS, 1 PREFERRED STOCK of BUTLER MANUFACTURING COMPANY (Pursuant to Section 151 of the Delaware General Corporation Law), filed September 23, 1999, pursuant to Rights Agreement appended as Exhibit 4.3.

4.1	Note Agreement between the company and four Insurance Companies dated as of June 1, 1994 (incorporated by reference to Exhibit 4 of the company’s Form 10-Q for the quarter ended June 30, 1994).

Note Agreement between the company and an Insurance Company dated as of March 1, 1998 (incorporated by reference to Exhibit 4 of the company’s Form 10-Q for the quarter ended March 31, 1998).

4.3	Rights Agreement dated September 16, 1998, between Butler Manufacturing Company and UMB Bank, N.A. which includes the form of Rights as Exhibit C (incorporated by reference to Exhibit 1.1 to the company’s Form 8-A filed September 23, 1999.

10.1	Butler Manufacturing Company Executive Deferred Compensation Plan as amended (incorporated by reference to Exhibit 4 to the company’s Registration Statement on Form S-8 filed December 20, 2000 (File No 333-52338).

10.2	Butler Manufacturing Company Stock Incentive Plan for 1987, as amended (incorporated by reference to Exhibit 10.1 to the company’s Form 10-K for the year ended December 31, 1990).

10.3	Butler Manufacturing Company Stock Incentive Plan of 1979, as amended (incorporated by reference to Exhibit 10.2 to the company’s Form 10-K for the year ended December 31, 1990).

10.4	Form of Change of Control Employment Agreements, as amended, between the company and each of six executive officers (incorporated by reference to Exhibit 10.3 to the company’s Form 10-K for the year ended December 31, 1990).

10.5	Copy of Butler Manufacturing Company Supplemental Benefit Plan as amended and restated (incorporated by reference to Exhibit 10.5 to the company’s Form 10-K for the year ended December 31, 1994).

10.6	Form of Butler Manufacturing Company Split Dollar Life Insurance Agreement (Collateral Assignment Method; Bonus Arrangement) entered into between the company and certain executive officers (incorporated by reference to Exhibit 10.6 to the company’s Form 10-K for the year ended December 31, 1994).

10.7	Form of Butler Manufacturing Company Split Dollar Life Insurance Agreement (Collateral Assignment Method; Roll Out Arrangement) entered into between the company and certain executive officers (incorporated by reference to Exhibit 10.7 to the company’s Form 10-K for the year ended December 31,1994).

10.8	Butler Manufacturing Company Stock Incentive Plan of 1996 (incorporated by reference to Exhibit 4(a) to the company’s Registration Statement Number 333-02557 on S-8 filed April 17, 1996).

10.9	Butler Manufacturing Company Director Stock Compensation Program as amended June 20, 2000 (incorporated by reference to Exhibit 10.9 to the company’s December 31, 2000 Form 10-K).

10.10	Butler Manufacturing Company Restricted Stock Compensation Program of 1996 (incorporated by reference to Exhibit 10.10 to the company’s December 31, 1997 Form 10-K).

10.11	Form of Butler Manufacturing Company Split Dollar Life Insurance Agreement (Collateral Assignment Agreement; Roll Out Arrangement) entered into between the company and certain executive officers for the year ended December 31, 2000 (incorporated by reference to Exhibit 10.11 to the company’s December 31, 2000 Form 10-K).

10.12	Butler Manufacturing Company Director Deferred Fee Plan Dated July 1, 2000 (incorporated by reference to Exhibit 10.12 to the company’s December 31, 2000 Form 10-K).

10.13	Summary of Butler Manufacturing Company’s Long Term Incentive Plan.

13.1	Butler Manufacturing Company 2001 Annual Report Pages 14 through 36 only (the information expressly incorporated herein by reference).

22.1	Set forth below is a list as of February 20, 2002 of subsidiaries of the company and their respective jurisdictions of incorporation. Subsidiaries not listed, when considered in the aggregate as a single subsidiary, do not constitute a significant subsidiary.

Jurisdiction of
Subsidiary	Incorporation

Butler Export, Inc.	Barbados
Butler Europe Kft	Hungary
BMC Real Estate, Inc.	Delaware
BUCON, Inc.	Delaware
Butler Pacific, Inc.	Delaware
Butler Real Estate, Inc.	Delaware
Butler, S.A. de C.V.	Mexico
Butler (Shanghai) Inc.	China
Butler Holdings, Inc.	Delaware
Comercial Butler Limitada	Chile
Lester’s of Minnesota, Inc.	Minnesota
Lester Holdings, Inc.	Delaware
Liberty Building Systems, Inc.	Delaware
Moduline Windows, Inc.	Wisconsin

23.1	Consent of Arthur Andersen LLP (incorporated by reference to page 14 of this report).

24.1	Power of Attorney to sign this and other SEC Reports by each director.

99.1	Audit Assurance Letter from Arthur Andersen LLP.