Form 10-Q
period 2002-03-31
BUTLER MANUFACTURING CO
filed 2002-05-14
CIK 15840

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                        Quarterly Report Under Section 13
                                 or 15(d) of the
                         Securities Exchange Act of 1934

                          Commission File No. 001-12335

                      FOR THE QUARTER ENDED MARCH 31, 2002

                          BUTLER MANUFACTURING COMPANY

                      Incorporated in the State of Delaware

                              1540 Genessee Street
                             Post Office Box 419917
                          Kansas City, Missouri 64102

                              Phone: (816) 968-3000
                I.R.S. Employer Identification Number: 44-0188420

                      Shares of common stock outstanding at
                            MARCH 31, 2002: 6,296,228


        The name, address and fiscal year of the Registrant have not changed since the last report.


     The Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 30 days.

                                      INDEX


                                                                                        Page Number
PART I. - FINANCIAL INFORMATION

ITEM 1.     Financial Statements

     (1)    Consolidated Financial Statements (unaudited):

            Consolidated Statements of Operations for the Three Months
            Ended March 31, 2002 and 2001.                                                     3

            Consolidated Statements of Comprehensive Income (Loss) for the Three
            Months Ended March 31, 2002 and 2001.                                              4

            Consolidated Balance Sheets as of March 31, 2002 and
            December 31, 2001.                                                                 5

            Consolidated Statements of Cash Flows for the Three Months
            Ended March 31, 2002 and 2001.                                                     6

     (2)    Notes to Consolidated Financial Statements                                         7


ITEM 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                             10

ITEM 3.     Quantitative and Qualitative Disclosure About Market Risk.                        12

PART II. - OTHER INFORMATION

ITEM 6.     Exhibits and Reports on Form 8-K                                                  13

            Signatures                                                                        14

            Exhibits 19  2002 1st Quarter Shareholder's Letter                                15

                  BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

               For the three months ended March 31, 2002 and 2001

                                   (unaudited)
                   ($000's omitted except for per share data)

                                                       2002            2001
                                                    -----------     -----------

Net sales                                           $   182,852     $   194,859
Cost of sales                                           160,733         170,094
                                                    -----------     -----------
      Gross profit                                       22,119          24,765

Selling, general and administrative expenses             27,837          28,187
                                                    -----------     -----------
        Operating loss                                   (5,718)         (3,422)

Other income (expense), net                                 (70)            486
                                                    -----------     -----------
       Loss before interest and taxes                    (5,788)         (2,936)
Interest expense                                          1,958           1,479
                                                    -----------     -----------
       Pretax loss                                       (7,746)         (4,415)

Income tax benefit                                        2,378           1,612
                                                    -----------     -----------
       Net loss                                     $    (5,368)    $    (2,803)
                                                    ===========     ===========

Basic loss per common share                         $     (0.85)    $     (0.45)
                                                    ===========     ===========
Diluted loss per common share                       $     (0.85)    $     (0.45)
                                                    ===========     ===========


Basic weighted average number of shares               6,290,239       6,273,626
Diluted weighted average number of shares             6,290,239       6,273,626


          See Accompanying Notes to Consolidated Financial Statements.

                  BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

               For the three months ended March 31, 2002 and 2001

                                   (unaudited)
                                ($000's omitted)

                                                                 2002       2001
                                                               -------    -------
Net loss                                                       $(5,368)   $(2,803)
       Other comprehensive income  (loss):
           Foreign currency translation and hedging activity       244       (707)
                                                               -------    -------
Comprehensive loss                                             $(5,124)   $(3,510)
                                                               =======    =======





          See Accompanying Notes to Consolidated Financial Statements.

                  BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      March 31, 2002 and December 31, 2001
                                ($000's omitted)

                                                                         2002         2001
                                                                       ---------    ---------
                                                                      (unaudited)   (audited)
ASSETS
     Current assets:
          Cash and cash equivalents                                    $  45,263    $  52,569
          Receivables, net                                                94,791      109,522
          Inventories:
               Raw materials                                              19,692       20,132
               Work in process                                            12,048       13,692
               Finished goods                                             31,407       32,100
               LIFO reserve                                               (8,599)      (8,489)
                                                                       ---------    ---------
                    Total inventory                                       54,548       57,435

          Real estate developments in progress                            23,975       23,966
          Net current deferred tax assets                                 16,635       16,636
          Other current assets                                             9,400       14,939
                                                                       ---------    ---------
               Total current assets                                      244,612      275,067

     Investments and other assets                                         52,340       48,741
     Assets held for sale                                                  3,684        3,684

     Property, plant and equipment, at cost                              298,077      302,360
          Less accumulated depreciation                                 (157,064)    (159,090)
                                                                       ---------    ---------
               Net property, plant and equipment                         141,013      143,270
                                                                       ---------    ---------
                                                                       $ 441,649    $ 470,762
                                                                       =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
          Notes payable                                                $   1,995    $   2,100
          Current maturities of long-term debt                             5,562        5,617
          Accounts payable                                                55,881       70,362
          Dividends payable                                                1,134        1,131
          Accrued liabilities                                             89,993       98,237
          Taxes on income                                                  5,248        8,659
                                                                       ---------    ---------
               Total current liabilities                                 159,813      186,106

     Net noncurrent deferred tax liabilities                               3,683        3,683
     Other noncurrent liabilities                                         21,493       18,254
     Long-term debt, less current maturities                              98,041       98,244

     Shareholders' equity:
         Common stock, no par value, authorized 20,000,000
            shares, issued 9,088,200 shares, at stated value,
            outstanding 6,296,228 in 2002 and 6,280,783 in 2001           12,623       12,623
         Foreign currency translation, hedging activity, and minimum
             pension liability                                            (6,547)      (6,791)
         Retained earnings                                               217,136      223,594
                                                                       ---------    ---------
                                                                         223,212      229,426
         Less cost of common stock in treasury, 2,791,972 shares
             in 2002 and 2,807,417 shares in 2001                         64,593       64,951
                                                                       ---------    ---------
          Total shareholders' equity                                     158,619      164,475

                                                                       ---------    ---------
                                                                       $ 441,649    $ 470,762
                                                                       =========    =========

          See Accompanying Notes to Consolidated Financial Statements.

                  BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               For the three months ended March 31, 2002 and 2001

                                   (unaudited)
                                ($000's omitted)

                                                                                 2002        2001
                                                                               --------    --------
Cash flows from operating activities:
     Net loss                                                                  $ (5,368)   $ (2,803)
     Adjustments to reconcile net earnings provided by and used in operating activities:
          Depreciation and amortization                                           4,533       4,094
          Equity earnings (loss) of joint ventures                                   15         (12)
    Change in asset and liabilities:
          Receivables                                                            14,731      24,054
          Inventories                                                             2,887       1,166
          Real estate developments in progress                                       (9)     10,564
          Other current assets and liabilities                                  (20,406)    (33,382)
          Other noncurrent operating assets and liabilities                         614         421
                                                                               --------    --------
               Net cash provided (used) by operating activities                  (3,003)      4,102

Cash flows from investing activities:
     Capital expenditures                                                        (1,602)     (6,456)
     Capital expenditures - software                                             (2,314)       (634)
     Other, net                                                                     694       1,097
                                                                               --------    --------
               Net cash used by investing activities                             (3,222)     (5,993)

Cash flows from financing activities:
     Payment of dividends                                                        (1,130)     (1,064)
     Proceeds from issuance of long-term debt                                         -         145
     Repayment of long-term debt                                                   (203)       (456)
     Net change in short-term debt                                                 (160)      4,316
     Issuance of treasury stock                                                     360         605
     Purchase of treasury stock                                                      (2)        (19)
                                                                               --------    --------
               Net cash provided (used) by financing activities                  (1,135)      3,527

Effect of exchange rate changes                                                      54        (707)
                                                                               --------    --------
     Net increase (decrease) in cash and cash equivalents                        (7,306)        929
Cash and cash equivalents at beginning of year                                   52,569      16,855
                                                                               --------    --------

Cash and cash equivalents at March 31                                          $ 45,263    $ 17,784
                                                                               ========    ========


          See Accompanying Notes to Consolidated Financial Statements.

                 BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in Butler Manufacturing Company's 2001 Form 10-K. It is suggested that those consolidated statements be read in conjunction with this report. The year-end financial statements presented were derived from the company's audited financial statements. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary for a fair presentation of the financial position of Butler Manufacturing Company and the results of its operations.

NOTE 2 - GOODWILL
In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No.
141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), effective for fiscal years beginning after December 15, 2001. These Statements eliminated the pooling-of-interests method of accounting for business combinations and the systematic amortization of goodwill. SFAS No. 141 applies to all business combinations with a closing date after June 30, 2001, of which the Company had no such activity. At the beginning of fiscal 2002, the company adopted SFAS No. 142. Under the new standard, purchased goodwill is no longer amortized over its useful life, but will be subject to annual impairment tests. Therefore, the company did not incur any goodwill amortization expense during the first quarter of 2002. Goodwill amortization expense recorded in the first quarter of 2001 was less than $.1 million, or an after tax effect of less than $.01 per share. As of January 1, 2002 the company tested its Architectural Products business segment using an estimate of fair value rather than an undiscounted cash flow approach performed under prior accounting standards. It was determined that its fair value exceeded its carrying value and no impairment was recognized. The company has elected to perform an annual test for goodwill impairment in the third quarter.

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

The International Buildings Systems segment includes the company's Asian metal buildings business and European metal buildings business which is being sold . These businesses supply pre-engineered metal buildings for commercial, community, industrial, and agricultural applications primarily for the Chinese and European markets.

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

The accounting policies for the segments are the same as those described in the summary of significant accounting policies as included in the company's 2001 form 10-K. Butler Manufacturing Company's reportable segments are strategic business units that offer products and services for different markets. They are managed separately because each business requires different technology and expertise.

The Other classification represents unallocated corporate expenses and unallocated assets, including corporate offices, deferred taxes, pension accounts, interest expense, and intersegment eliminations.

                                                           Three Months
NET SALES                                                 Ended March 31,
(Thousands of dollars)                                2002              2001
--------------------------------------------------------------------------------

North American Building Systems                    $  78,487          $  91,073
International Building Systems                        21,592             15,804
Architectural Products                                51,581             58,271
Construction Services                                 37,750             18,233
Real Estate                                                0             15,953
Other                                                 (6,558)            (4,475)
                                                   ----------------------------
                                                   $ 182,852          $ 194,859
                                                   ============================


Net sales represent revenues from sales to affiliated and unaffiliated customers before elimination of intersegment sales, which is included in Other. Intersegment eliminations are primarily sales between North American Building Systems and Architectural Products segments to the International Building Systems and Construction Services segments.


                                                           Three Months
PRETAX EARNINGS (LOSSES)                                  Ended March 31,
(Thousands of dollars)                                2002               2001
--------------------------------------------------------------------------------

North American Building Systems                    $  (4,252)         $  (4,644)
International Building Systems                           (29)              (649)
Architectural Products                                   909              3,581
Construction Services                                    777                396
Real Estate                                              555              1,492
Other                                                 (5,706)            (4,591)
                                                   ----------------------------
                                                   $  (7,746)         $  (4,415)
                                                   ============================



TOTAL ASSETS                                       March 31,        December 31,
(Thousands of dollars)                               2002               2001
--------------------------------------------------------------------------------


North American Building Systems                    $ 130,346        $   140,488
International Building Systems                        66,001             59,900
Architectural Products                               107,310            115,879
Construction Services                                 24,800             21,069
Real Estate                                           28,884             44,112
Other                                                 84,308             34,558
                                                   ----------------------------
                                                   $ 441,649        $   416,006
                                                   ============================


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

NOTE 4 - RESTRUCTURING AND ASSET IMPAIRMENT CHARGES
In December 2001, the Company's board of directors approved the disposition of its European metal buildings business. As a result, the Company recorded a $3.8 million pretax charge in connection with this decision. In addition, the Company recorded a $4.3 million pretax charge for the impairment of certain assets. During 2001, $1.7 million of the restructuring reserve was utilized and in the first quarter of 2002, $.2 million was utilized for severance and other employee separation costs. At March 31, 2002, $1.9 million remains in the restructuring reserve. The sale is expected to close in the second quarter.

NOTE 5 - INDEBTEDNESS
In June 2001, the company entered into a $50 million bank credit facility and issued $50 million of senior unsecured notes pursuant to a note agreement, allowing domestic bank borrowings to be reduced to zero.

Interest on advances under the new credit facility are based on either (a) the higher of the federal funds rate plus .50% or the prime rate, which is payable quarterly, or (b) LIBOR, which is payable at the end of periods ranging from one to six months. The credit agreement provides for a commitment fee on unused advances ranging from .20% to .30%. Commitments under the credit facility expire on June 30, 2004, at which time any outstanding advances are payable. The agreement contains certain operating covenants, including restrictions on liens, investments, acquisitions, asset sales and mergers. The agreement also requires the company to maintain a capitalization ratio, as defined, of .5 to 1, a fixed charge coverage ratio, as defined, of 1.7 to 1, and a leverage ratio, as defined, of 3.25 to 1, through June 30, 2002 and 3.0 to 1 thereafter.

The senior notes bear interest, payable semi-annually on June 30 and December 30, at the effective rate of 7.91% per annum. Principal of the senior notes is payable in annual installments of $4.55 million on December 30th of each year, commencing December 30, 2006, with the final installment due on December 30, 2016. The Note Agreement contains certain operating covenants, including restrictions on liens, additional indebtedness and asset sales, and requires the company to maintain adjusted consolidated net worth, as defined, of $125 million plus the cumulative sum of 50% of consolidated net income for each fiscal quarter after March 31, 2001 and a fixed charge coverage ratio, as defined, of
1.5 to 1.0.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Net sales were $183 million for the first quarter 2002 compared with $195 million in 2001, 6% lower than a year ago. Lower sales were due to a weaker nonresidential construction market compared with a year ago. An increase in International Building Systems and Construction Services segments sales were not enough to offset lower sales in the North American Building Systems, Architectural Products and Real Estate segment sales. Sales in the North American Building Systems segment declined 14% due to lower non-residential building sales and lower order rates caused by a weaker U.S. economy, while sales in the Architectural Building Systems group were 11% lower than a year ago due to a weaker U.S. economy and resultant declining office and retail construction opportunities. The International Building Systems segment reported a strong quarter due to increased China metal building sales. Sales were $22 million in this segment, up 37% from a year ago. The company's European metal buildings business accounted for $3 million of the International Building Systems segment sales during the first quarter 2002. The company reported at year-end its intent to withdraw from the European market with the announced sale of its European metal buildings business to the Lindab AB Group headquartered in Sweden. Construction Services segment sales were $38 million in the first quarter of 2002 compared with $18 million for the same period a year ago, as the segment entered the 2002 quarter with a higher backlog of projects to execute. The Real Estate segment did not close any project sales in first quarter 2002, compared with $16 million closed a year ago. The revenues of the Construction Services and Real Estate segments are primarily project related. Quarterly comparisons of revenue are not as meaningful as in the company's more manufacturing oriented businesses.

Gross profits declined 11% in the first quarter 2002 to $22 million. The decline in gross profits was due to lower sales and more competitive pricing in a sluggish nonresidential construction market.

Selling, general and administrative expenses of $28 million for the first quarter 2001 were slightly lower than a year ago. The decline in selling, general and administrative expenses was due to lower business activity and tighter controls over expenses, evident by management's decision to temporarily idle select manufacturing capacity. Interest expense was $2 million up from $1.5 million due primarily to greater capitalized interest on the headquarters project in 2001, and a higher average interest rate in 2002 than the first quarter 2001.

The pretax loss for the quarter ended March 31, 2001 was $7.7 million, compared with a loss of $4.4 million, a year ago, and the effective tax rate for the quarter was lower due to a lower effective tax rate on China sales. The net loss for the first quarter 2002 was $5.4 compared with a $2.8 million loss a year ago.

LIQUIDITY AND CAPITAL RESOURCES
Since December 2001, cash and cash equivalents decreased $7 million to $45 million due to a decline in cash flows from operations, investing, and financing activities. Components of working capital declined during the quarter due to lower sales. Receivables declined in most segments due as did inventory and related payables due to lower sales during the quarter. Investments and other assets increased during the first quarter 2002 due primarily to development of a scalable enterprise system in the Buildings Systems business. Cash from investing activities was used primarily for capital expenditures. Capital expenditures were $1.6 million at March 31, 2002, lower than a year ago when the company's world headquarters project was under construction. Capital expenditures were incurred primarily in the North American Building Systems, the International Buildings Systems and the Architectural Products segments. Cash from financing activities was used for payment of dividends.

During 2001 the company entered into a $50 million bank credit facility to fund future working capital requirements, and signed a $50 million private placement agreement. The company's foreign operations maintain separate lines of credit with local banks of approximately $6 million, with $2 million utilized at current exchange rates at March 31, 2002. For the three months ended March 31, 2002, there were no domestic short-term borrowings. Borrowings averaged $34.6 million for the quarter ended March 31, 2001. Management believes the company's operating cash flow, cash balances, along with the bank credit lines, are sufficient to meet future foreseen liquidity requirements.

Cash paid for interest was $1.2 million in the first quarter 2002, while a cash refund of $4.2 million was received for the disposition of the European business. Cash paid for interest and taxes was $1.7 million and $1.3 million, respectively, for the same period a year ago.

During the first quarters of 2002 and 2001, treasury stock purchases were minimal compared with the prior year, and dividends were $1 million each. Total backlog at March 31, 2002 was $290 million down 2% from a year ago. Higher margin product backlog was approximately 10% lower, while construction backlog increased 39% as compared to the same period a year ago.

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

Commodity Price Exposure: The company's primary commodities are steel, aluminum, and wood. Steel is the company's largest purchased commodity. Although steel prices are relatively stable the company enters into forward steel purchase arrangements in its metal buildings business for periods of less than one years duration to protect against potential price increases. To the extent there are increases in the company's steel costs, they are generally recaptured in the company's product sales prices. During periods of falling prices the company reserves the right to purchase steel from other competitive suppliers. During the latter half of the 2002 first quarter, steel prices rose sharply, partly due to recent tariffs imposed by the U.S. Government on certain imported steel products. These increases directly impacted the company's U.S. metal buildings business. Recent investments and increased operating efficiencies in company operations have helped to dampen the impact of the increase, nevertheless, in April, 2002, the company's U.S. metal buildings business announced a price increase on most of its products to partially mitigate the impact of rising steel prices.

The company's wood frame building business enters into forward purchase arrangements for commercial grade lumber for periods of less than one year's duration. Lumber costs are generally more volatile than steel costs. To offset increases in lumber costs, the company adjusts product prices accordingly.

Aluminum hedge contracts of less than one year duration are purchased to hedge the engineered products backlog of the Vistawall group against potential losses caused by increases in aluminum costs. This product line is sensitive to material cost movements due to the longer lead times from project quoting to manufacture. Gains or losses recorded on hedge contracts are offset against the actual aluminum costs charged to cost of sales when contracts are settled. At March 31, 2002 the fair value of open aluminum contracts recorded in its cumulative other comprehensive income was less than $.1 million pretax. Mark to market gains on the company's Canadian currency exchange contracts were recorded in earnings and were less than $.1 million pretax at March 31, 2002. At March 31, 2002 a 10% change in both aluminum and Canadian currency contracts was immaterial.

Interest Rates: The majority of the company's long-term debt carries a fixed interest rate, which limits the company's exposure to increases in market rates. However, interest rate changes impacts the fair market value of such debt. As of March 31, 2002, holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates would result in approximately a $5 million change in the fair value of the company's fixed rate debt.

Foreign Currency Fluctuation: The majority of the company's business is transacted in U.S. dollars, therefore limiting the company's exposure to foreign currency fluctuations. Where the company has foreign-based operations, the local currency has been adopted as the functional currency. As such, the company has both transaction and translation foreign exchange exposure in those operations. Due to relative cost and limited availability, the company does not hedge its foreign net asset exposure. At March 31, 2002 the company's net asset investment in foreign operations was $26 million. The company does hedge its short-term foreign currency transaction exposures related to metal building sales in Canada. Forward exchange contracts are purchased to cover a portion of the exposure.

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

For additional comments, refer to the April 15, 2002, letter to shareholders, which is attached as exhibit 19.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes to the disclosure made in the Annual Report on Form 10-K for the year ended December 31, 2001 regarding this matter. See discussion about market risk under Item 2. Management Discussion and Analysis on page 10 above.

PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits.

              (19)  April 15, 2002 Letter to Shareholders.


      (b)  Reports on Form 8-K

           The company has not filed any reports on Form 8-K during the quarter ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



BUTLER MANUFACTURING COMPANY

May 14, 2002                                  /s/ Larry C. Miller
--------------                                ------------------------------
Date                                          Larry C. Miller
                                              Vice President - Finance,
                                                and Chief Financial Officer



May 14, 2002                                  /s/ John W. Huey
--------------                                ------------------------------
Date                                          John W. Huey
                                              Vice President, General Counsel
                                              and Secretary