Form 10-Q
period 2002-06-30
BUTLER MANUFACTURING CO
filed 2002-08-14
CIK 15840

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                        Quarterly Report Under Section 13
                                 or 15(d) of the
                         Securities Exchange Act of 1934

                          Commission File No. 001-12335

                       FOR THE QUARTER ENDED JUNE 30, 2002

                          BUTLER MANUFACTURING COMPANY

                      Incorporated in the State of Delaware

                              1540 Genessee Street
                             Post Office Box 419917
                           Kansas City, Missouri 64102

                              Phone: (816) 968-3000
                I.R.S. Employer Identification Number: 44-0188420

                      Shares of common stock outstanding at
                            June 30, 2002: 6,310,002


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

ITEM 1.       Financial Statements

        (1)   Consolidated Financial Statements (unaudited):

              Consolidated Statements of Operations for the Three
              and Six Months Ended June 30, 2002 and 2001.                  3

              Consolidated Statements of Comprehensive Income (Loss)
              for the Three and Six Months Ended June 30, 2002 and 2001.    4

              Consolidated Balance Sheets as of June 30, 2002 and
              December 31, 2001.                                            5

              Consolidated Statements of Cash Flows for the Six Months
              Ended June 30, 2002 and 2001.                                 6

        (2)   Notes to Consolidated Financial Statements                    7


ITEM 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          10

ITEM 3.       Quantitative and Qualitative Disclosure About
              Market Risk                                                  12

ITEM 4.       Submission of Matters to a Vote Of Security Holders          13

PART II.      OTHER INFORMATION

ITEM 6.       Exhibits and Reports on Form 8-K                             13

              Signatures                                                   14

              Exhibits Index                                               15

                  BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

            For the three and six months ended June 30, 2002 and 2001

                                   (unaudited)
                   ($000's omitted except for per share data)

                                                    Three months ended June 30        Six months ended June 30
                                                       2002             2001            2002            2001
                                                   -----------      -----------     -----------      -----------
Net sales                                          $   213,421      $   213,672     $   396,273      $   408,531
Cost of sales                                          184,210          180,014         344,943          350,108
                                                   -----------      -----------     -----------      -----------
      Gross profit                                      29,211           33,658          51,330           58,423

Selling, general and administrative expenses            27,909           27,131          55,746           55,318
                                                   -----------      -----------     -----------      -----------
        Operating income (loss)                          1,302            6,527          (4,416)           3,105

Other income, net                                          686              220             616              706
                                                   -----------      -----------     -----------      -----------
       Income (loss) before interest and taxes           1,988            6,747          (3,800)           3,811
Interest expense                                         1,975            1,594           3,933            3,073
                                                   -----------      -----------     -----------      -----------
       Pretax income (loss)                                 13            5,153          (7,733)             738

Income tax expense (benefit)                              (281)           1,728          (2,659)             116
                                                   -----------      -----------     -----------      -----------
       Net income (loss)                           $       294      $     3,425     $    (5,074)     $       622
                                                   ===========      ===========     ===========      ===========

Basic earnings (loss) per common share             $      0.05      $      0.55     $     (0.81)     $      0.10
                                                   ===========      ===========     ===========      ===========
Diluted earnings (loss) per common share           $      0.05      $      0.54     $     (0.81)     $      0.10
                                                   ===========      ===========     ===========      ===========

Basic weighted average number of shares              6,315,046        6,282,620       6,302,643        6,278,123
Diluted weighted average number of shares            6,324,684        6,290,487       6,302,643        6,282,057

           See Accompanying Notes to Consolidated Financial Statements

                  BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

            For the three and six months ended June 30, 2002 and 2001

                                   (unaudited)
                                ($000's omitted)

                                      Three months ended June 30    Six months ended June 30
                                          2002         2001             2002        2001
                                         -------      -------         -------      -------
Net income  (loss)                       $   294      $ 3,425         $(5,074)     $   622
  Other comprehensive income (loss):
    Foreign currency translation and
      hedging activity                       (62)         206             182         (501)
                                         -------      -------         -------      -------
Comprehensive income (loss)              $   232      $ 3,631         $(4,892)     $   121
                                         =======      =======         =======      =======


          See Accompanying Notes to Consolidated Financial Statements.

                  BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                       June 30, 2002 and December 31, 2001
                                ($000's omitted)

                                                                            2002          2001
                                                                         ---------      ---------
                                                                        (unaudited)     (audited)
ASSETS
     Current assets:
          Cash and cash equivalents                                      $  44,431      $  52,569
          Receivables, net                                                 116,583        109,522
          Inventories:
               Raw materials                                                27,268         20,132
               Work in process                                               9,842         13,692
               Finished goods                                               30,802         32,100
               LIFO reserve                                                 (8,926)        (8,489)
                                                                         ---------      ---------
                    Total inventory                                         58,986         57,435

          Real estate developments in progress                              18,459         23,966
          Net current deferred tax assets                                   16,635         16,636
          Other current assets                                               8,468         14,939
                                                                         ---------      ---------
               Total current assets                                        263,562        275,067

     Investments and other assets                                           52,777         48,741
     Assets held for sale                                                    3,684          3,684

     Property, plant and equipment, at cost                                297,669        302,360
          Less accumulated depreciation                                   (159,334)      (159,090)
                                                                         ---------      ---------
               Net property, plant and equipment                           138,335        143,270
                                                                         ---------      ---------
                                                                         $ 458,358      $ 470,762
                                                                         =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
          Notes payable                                                  $   2,413      $   2,100
          Current maturities of long-term debt                               5,567          5,617
          Accounts payable                                                  76,179         70,362
          Dividends payable                                                  1,136          1,131
          Accrued liabilities                                               91,386         98,237
          Taxes on income                                                    3,960          8,659
                                                                         ---------      ---------
               Total current liabilities                                   180,641        186,106

     Net noncurrent deferred tax liabilities                                 3,683          3,683
     Other noncurrent liabilities                                           18,041         18,254
     Long-term debt, less current maturities                                97,916         98,244

     Shareholders' equity:
         Common stock, no par value, authorized 20,000,000
            shares, issued 9,088,200 shares, at stated value,
            outstanding 6,310,002 in 2002 and 6,282,783 in 2001             12,623         12,623
         Foreign currency translation, hedging activity, and minimum
             pension liability, net of tax                                  (6,609)        (6,791)
         Retained earnings                                                 216,341        223,594
                                                                         ---------      ---------
                                                                           222,355        229,426
         Less cost of common stock in treasury, 2,778,198 shares
             in 2002 and 2,805,417 shares in 2001                           64,278         64,951
                                                                         ---------      ---------
          Total shareholders' equity                                       158,077        164,475


                                                                         ---------      ---------
                                                                         $ 458,358      $ 470,762
                                                                         =========      =========


          See Accompanying Notes to Consolidated Financial Statements.

                  BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 For the six months ended June 30, 2002 and 2001

                                   (unaudited)
                                ($000's omitted)

                                                                      2002          2001
                                                                    --------      --------
Cash flows from operating activities:
     Net earnings (loss)                                            $ (5,074)     $    622
     Adjustments to reconcile net earnings (loss) provided by
     operating activities:
          Depreciation and amortization                                9,000         8,282
          Equity earnings (loss) of joint ventures                        55           (19)
    Change in asset and liabilities:
          Receivables                                                 (7,061)           72
          Inventories                                                 (1,551)        4,286
          Real estate developments in progress                         5,507        10,132
          Other current assets and liabilities                           846       (17,512)
          Other noncurrent operating assets and liabilities             (441)          285
                                                                    --------      --------
               Net cash provided by operating activities               1,281         6,148

Cash flows from investing activities:
     Capital expenditures                                             (3,068)      (18,656)
     Capital expenditures - software                                  (4,770)       (1,148)
                                                                    --------      --------
               Net cash used by investing activities                  (7,838)      (19,804)

Cash flows from financing activities:
     Payment of dividends                                             (2,264)       (2,131)
     Proceeds from issuance of long-term debt                             --        50,523
     Repayment of long-term debt                                        (328)         (547)
     Net change in short-term debt                                       263       (33,095)
     Issuance of treasury stock                                          698           639
     Purchase of treasury stock                                          (25)          (19)
                                                                    --------      --------
               Net cash provided (used) by financing activities       (1,656)       15,370

Effect of exchange rate changes                                           75          (299)
                                                                    --------      --------
     Net increase (decrease) in cash and cash equivalents             (8,138)        1,415
Cash and cash equivalents at beginning of year                        52,569        16,855
                                                                    --------      --------

Cash and cash equivalents at June 30                                $ 44,431      $ 18,270
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

NOTE 2 - GOODWILL
In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No.
141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), effective for fiscal years beginning after December 15, 2001. These Statements eliminated the pooling-of-interests method of accounting for business combinations and the systematic amortization of goodwill. SFAS No. 141 applies to all business combinations with a closing date after June 30, 2001, of which the Company had no such activity. At the beginning of fiscal 2002, the Company adopted SFAS No. 142. Under the new standard, purchased goodwill is no longer amortized over its useful life, but will be subject to annual impairment tests. Therefore, the Company did not incur any goodwill amortization expense during the first or second quarter of 2002. Goodwill amortization expense recorded in the first and second quarters of 2001 was less than $.1 million, respectively, or an after tax effect of less than $.01 per share. As of January 1, 2002 the Company tested its Architectural Products business segment using an estimate of fair value rather than an undiscounted cash flow approach performed under prior accounting standards. It was determined that its fair value exceeded its carrying value and no impairment was recognized. The Company has elected to perform an annual test for goodwill impairment in the third quarter.

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

The International Buildings Systems segment includes the Company's Asian metal buildings business. The European metal buildings business was sold on July 25, 2002. These businesses supply pre-engineered metal buildings for commercial, community, industrial, and agricultural applications primarily for the Chinese and European markets.

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

                                          Three Months           Six Months
NET SALES                                Ended June 30,        Ended June 30,
(Thousands of dollars)                 2002      2001         2002        2001
--------------------------------------------------------------------------------

North American Building Systems    $  97,725   $ 110,703   $ 176,212  $ 201,776
International Building Systems        31,980      19,327      53,572     35,131
Architectural Products                56,102      57,728     107,683    115,999
Construction Services                 27,387      33,155      65,137     51,388
Real Estate                            6,075          --       6,075     15,953
Other                                 (5,848)     (7,241)    (12,406    (11,716)
                                   ------------------------ --------------------
                                   $ 213,421   $ 213,672   $ 396,273  $ 408,531
                                   ======================== ====================



Net sales represent revenues from sales to affiliated and unaffiliated customers before elimination of intersegment sales, which is included in Other. Intersegment eliminations are primarily sales between North American Building Systems and Architectural Products segments to the International Building Systems and Construction Services segments.


                                          Three Months           Six Months
PRETAX EARNINGS (LOSSES)                 Ended June 30,         Ended June 30,
(Thousands of dollars)                2002          2001      2002          2001
--------------------------------------------------------------------------------

North American Building Systems     $ (1,589)     $  3,891  $ (5,841)  $   (754)
International Building Systems         1,957           245     1,928       (404)
Architectural Products                 3,022         3,864     3,931      7,445
Construction Services                    311           337     1,088        732
Real Estate                              927         1,064     1,482      2,555
Other                                 (4,615)       (4,248)  (10,321)    (8,836)
                                    ----------------------  --------------------
                                    $     13      $  5,153  $ (7,733)  $    738
                                    ======================  ====================




TOTAL ASSETS                                  June 30,          December 31,
(Thousands of dollars)                          2002               2001
---------------------------------------------------------------------------

North American Building Systems              $ 143,847           $ 138,690
International Building Systems                  69,559              67,064
Architectural Products                         110,600             112,785
Construction Services                           22,558              22,465
Real Estate                                     33,416              28,406
Other                                           78,378             101,352
                                             ---------           ---------
                                             $ 458,358           $ 470,762
                                             =========           =========


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

NOTE 4 - RESTRUCTURING AND ASSET IMPAIRMENT CHARGES
In December 2001, the Company's board of directors approved the disposition of its European metal buildings business. As a result, the Company recorded a $3.8 million pretax charge in connection with this decision. In addition, the Company recorded a $4.3 million pretax charge for the impairment of certain assets. During 2001,

$1.7 million of the restructuring reserve was utilized, and in the second quarter of 2002, $.6 million was utilized for severance and employee separation costs and other costs related to the disposition of the business. At June 30, 2002, $1.5 million remains in the restructuring reserve.


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

The senior notes bear interest, payable semi-annually on June 30 and December 30, at the effective rate of 7.91% per annum. Principal of the senior notes is payable in annual installments of $4.55 million on December 30th of each year, commencing December 30, 2006, with the final installment due on December 30, 2016. The note agreement contains certain operating covenants, including restrictions on liens, additional indebtedness and asset sales, and requires the Company to maintain adjusted consolidated net worth, as defined, of $125 million plus the cumulative sum of 50% of consolidated net income for each fiscal quarter after June 30, 2001 and a fixed charge coverage ratio, as defined, of
1.5 to 1.0.

NOTE 6 - EARNINGS PER SHARE
Basic and diluted earnings per common share were comparable for the three and six month periods ending June 30, 2002 and 2001. Under the treasury stock method the diluted weighted average number of shares outstanding vary from the basic weighted average number of shares outstanding due to dilutive stock options which are "in the money" at the end of the second quarter 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Net sales were $213 million for the second quarter 2002, comparable with a year ago. The International Building Systems segment's sales increased$12.7 million or 65% during the second quarter compared with the prior year, due to continuing strong sales demand in China. Their positive result helped dampen the sales decreases within the North American Building Systems, Architectural Products and Construction Services segments.

The continued decline in the domestic nonresidential construction market followed the general decline in the U.S. economy. Sales in the North American Building Systems segment decreased 14% in the second quarter to $98 million compared with $111 million a year ago, while the Construction Services segment's sales decreased 17% to $27 million, both due to a decline in the nonresidential construction market. The Architectural Products segment's sales decreased 3% to $56 million in the second quarter due primarily to a decline in the office and retail construction markets. The Real Estate segment, whose revenue stream is more erratic than the manufacturing operations due to the project nature of this business, recorded the sale of a development project held in inventory during the second quarter.

The Company's sales for the first six months of the year decreased 3% to $396 million. International Building Systems segment sales were $54 million, an increase of 52% compared with a year ago, due to increased demand in China. Construction Services segment sales increased 27% to $65 million due to a strong backlog at beginning of the year. The remaining segments reported sales decreases which more than offset sales increases in the International Building Systems and Construction Services segments mentioned above. North American Building Systems segment's sales for the six months ending June 30, 2002 were $176 million, a decrease of 17% compared with a year ago., while the Architectural Products segment sales were $108 million, a decrease of 7%.

Gross profit was $29 million in the second quarter, a decline of 13% compared to a year ago, and $51 million for the six months ending June 30, 2002, a decline of 12%. The significant decline in the nonresidential construction market has heightened price competition in the Company's domestic markets depressing gross profit margins.

Sales, general and administrative expenses of $28 million and $56 million for the three and six month periods ending June 30, 2002, were comparable to a year ago. The positive impact of several cost cutting measures was offset by increased health care and pension costs compared with a year ago. A portion of the North American Building Systems segment manufacturing capacity, which was temporarily idled last year, remains off-line until signs of a market rebound is underway. Interest expense was $2.0 million and $3.9 million for the three and six month periods ending June 30, 2002, higher than amounts in the corresponding periods in 2001 due primarily to greater capitalized interest on the Company's headquarters project in 2001, and a higher average interest rate in 2002.

The Company reported pretax earnings for the second quarter at breakeven levels compared with earnings of $5.2 million a year ago, and year-to-date pretax losses of $7.7 million compared with $.7 million pretax earnings for the same period a year ago primarily due to the decline in the U.S. economy generally and in nonresidential construction specifically. An income tax benefit was recorded for the second quarter of 2002 due to the domestic loss and a lower effective tax rate in China. Net earnings for the second quarter 2002 were $.05 per share. The Company reported a net loss for the six month period ending June 30, 2002 of $.81 per share.

During July, the Company completed the previously announced sale of assets of its European metal buildings business to the Lindab AB Group headquartered in Sweden.

LIQUIDITY AND CAPITAL RESOURCES
Since December 2001, cash and cash equivalents decreased $8 million to $44 million. During the period, cash was primarily used for investments, specifically for general factory capital expenditures, and for the development of a scalable enterprise system (ERP) in the North American metal buildings business. Cash flow from operations increased slightly as noncash depreciation and amortization expenses and a reduction in real estate developments in progress offset seasonal increases in receivables in China and the Architectural Products segment. Inventory increased at the end of June due to the North American metal buildings business hedge buy of steel inventory in anticipation of July steel price increases. Taxes payable declined due to lower earnings. Cash from financing activities was used for payment of dividends.

During 2001, the Company entered into a $50 million bank credit facility to fund future working capital requirements, and signed a $50 million private placement agreement. For the six months ended June 30, 2002, there were no domestic short-term borrowings. At June 30, 2002, approximately $20 million of the domestic credit line was utilized to provide standby letters of credit to backstop various short and long term liabilities of the Company. This compares with $9 million at June 30, 2001. The Company's foreign operations maintain separate lines of credit with local banks of approximately $6 million, with $2.4 million utilized at current exchange rates at June 30, 2002. Management believes the Company's operating cash flow, cash balances, along with the bank credit lines, are sufficient to meet future foreseen liquidity requirements.

Cash paid for interest was $1.2 million through the second quarter 2002, while cash paid for taxes was $.8 million through June 2002. A $4.2 million tax refund related to the disposition of the European operation was received during the first quarter 2002. Cash paid for interest and taxes was $3.0 million and $1.8 million, respectively, for the same period a year ago.

Treasury stock purchases for 2002 and 2001 were minimal, and dividends were $2 million. On June 18, 2002 the Company's Board of Directors declared a regular quarterly dividend of $.18 per share of the Company's common stock payable on July 16, 20002 to shareholders of record on July 1, 2002.

OUTLOOK.
F.W. Dodge reported nonresidential construction orders through May, 2002 declined 11% compared with a year ago. The nonresidential construction economy continues to trend downward nearing the lows set in early 1990's. Against this backdrop, the Company is balancing near-term operating environment with careful management of expenses and selective investment in growth strategies.

It is difficult to predict market conditions for the balance of the year, although some seasonal pick-up in the third quarter is anticipated as this is typically the strongest quarter of the year. However, pricing conditions are expected to remain very competitive, and that, combined with higher steel costs will keep the pressure on gross margins and operating profitability. Total backlog at June 30, 2002 was $332 million, 3% lower than the prior year. Higher margin product backlog was approximately 14% lower, while construction backlog was 15% lower compared to the same period a year ago.

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

Commodity Price Exposure: The Company's primary commodities are steel, aluminum, and wood. Steel is the Company's largest purchased commodity. The Company enters into forward steel purchase arrangements in its metal buildings business for periods of less than one years duration to protect against potential price increases. To the extent there are increases in the Company's steel costs, they are generally recaptured in the Company's product sales prices. Steel prices in 2002 have risen sharply and are expected to increase early into the third quarter 2002, partly due to recent tariffs imposed by the U.S. Government on certain imported steel products. Recent investments and increased operating efficiencies in Company operations have helped to dampen the impact of the increase, nevertheless, in April, 2002, the Company's U.S. metal buildings business announced a price increase on most of its products to partially mitigate the impact of rising steel prices.

The Company's wood frame building business enters into forward purchase arrangements for commercial grade lumber for periods of less than one year's duration. Lumber costs are generally more volatile than steel costs. To offset increases in lumber costs, the Company adjusts product prices accordingly.

Aluminum hedge contracts of less than one year's duration are purchased to hedge the engineered products backlog of the Vistawall group against potential losses caused by increases in aluminum costs. This product line is sensitive to material cost movements due to the longer lead times from project quoting to manufacture. Gains or losses recorded on hedge contracts are offset against the actual aluminum costs charged to cost of sales when the underlying inventory is sold. At June 30, 2002 the fair value of open aluminum contracts recorded in its cumulative other comprehensive income was less than $.1 million. Mark to market gains on the Company's Canadian currency exchange contracts were recorded in earnings and were less than $.1 million at June 30, 2002. At June 30, 2002 a 10% change in both aluminum and Canadian currency contracts was immaterial.

Interest Rates: The majority of the Company's long-term debt carries a fixed interest rate, which limits the Company's exposure to increases in market rates. However, interest rate changes impacts the fair market value of such debt. As of June 30, 2002, holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates would result in approximately a $5 million change in the fair value of the Company's fixed rate debt.

Foreign Currency Fluctuation: The majority of the Company's business is transacted in U.S. dollars, limiting the Company's exposure to foreign currency fluctuations. Where the Company has foreign-based operations, the local currency has been adopted as the functional currency. As such, the Company has both transaction and translation foreign exchange exposure in those operations. Due to relative cost and limited availability, the Company does not hedge its foreign net asset exposure. At June 30, 2002 the Company's net asset investment in foreign operations was $28 million. The Company does hedge its short-term foreign currency transaction exposures related to metal building sales in Canada. Forward exchange contracts are purchased to cover a portion of the exposure.

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

For additional comments, refer to the July 17, 2002, letter to shareholders, which is attached as Exhibit 19.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes to the disclosure made in the Annual Report on Form 10-K for the year ended December 31, 2001 regarding this matter. See discussion about market risk under Item 2. Management Discussion and Analysis on page 12 above.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its Annual Meeting of Shareholders on April 16, 2002. Three Class A Directors were elected at the Annual Meeting. In the election of directors there were 5,350,316 votes cast for Gary M. Christensen and 523,396 withheld; 5,344,185 votes cast for C.L. William Haw and 529,527 withheld; and 5,358,098 votes cast for John J. Holland and 515,614 withheld.

Two other proposals were voted on and passed at the Annual Meeting; the Stock Incentive Plan of 2002 to provide additional incentives to senior management and other key employees of the Company, and the 2002 Stock Option Plan for Outside Directors to promote long-term success of the Company and enhance the Company's ability to attract qualified persons to serve as directors while enhancing the long-term mutuality of interest between the Outside Directors of the Company and the stockholders of the Company. Votes cast for the Stock Incentive Plan were 4,131,085, votes against were 745,014, those abstaining were 141,142 and those delivered with no vote totaled 856,481. Votes cast for the Outside Director Stock option were 3,917,497, votes against were 924,958, those abstaining were 174,776, and those delivered with no vote totaled 856,481.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

               (19)     July 17, 2002 Letter to Shareholders.
               (99.1)   Certification of Periodic Report-CEO
               (99.2)   Certification of Periodic Report-CFO

     (b)  Reports on Form 8-K

          On May 16, 2002 the Company filed form 8-K for change in the registrants certified accountants. The Board of Directors of the Company approved the dismissal of Arthur Andersen LLP and the appointment of KPMG LLP as independent auditors for the Company effective May 16, 2002.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



BUTLER MANUFACTURING COMPANY

August 14, 2002                              /s/ Larry C. Miller
---------------------                        ------------------------------
Date                                         Larry C. Miller
                                             Vice President - Finance,
                                             and Chief Financial Officer



August 14, 2002                              /s/ John W. Huey
---------------------                        ------------------------------
Date                                         John W. Huey
                                             Vice President, General Counsel
                                             and Secretary

                                  EXHIBIT INDEX

Exhibit
Number                   Description
------                   -----------

19                       July 17, 2002 Letter to Shareholders

99.1                     Certification of Periodic Report-CEO

99.2                     Certification of Periodic Report-CFO