Form 10-Q
period 2002-09-30
BUTLER MANUFACTURING CO
filed 2002-11-15
CIK 15840

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                        Quarterly Report Under Section 13
                                 or 15(d) of the
                         Securities Exchange Act of 1934

                          Commission File No. 001-12335

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                          BUTLER MANUFACTURING COMPANY

                      Incorporated in the State of Delaware

                              1540 Genessee Street
                             Post Office Box 419917
                           Kansas City, Missouri 64102

                              Phone: (816) 968-3000
                I.R.S. Employer Identification Number: 44-0188420

                      Shares of common stock outstanding at
                          September 30, 2002: 6,310,002


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

ITEM 1.       Financial Statements

        (1)   Consolidated Financial Statements (unaudited):

              Consolidated Statements of Operations for the Three and Nine Months
              Ended September 30, 2002 and 2001.                                                      3

              Consolidated Statements of Comprehensive Income (Loss) for the Three and
              Nine Months Ended September 30, 2002 and 2001.                                          4

              Consolidated Balance Sheets as of September 30, 2002 and
              December 31, 2001.                                                                      5

              Consolidated Statements of Cash Flows for the Nine Months
              Ended September 30, 2002 and 2001.                                                      6

        (2)   Notes to Consolidated Financial Statements                                              7


ITEM 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                  11

ITEM 3.       Quantitative and Qualitative Disclosure About Market Risk.                             15

ITEM 4.       Control and Procedures                                                                 15

PART II.      OTHER INFORMATION

ITEM 1        Legal Proceedings                                                                      15

ITEM 6.       Exhibits and Reports on Form 8-K                                                       16

              Signatures                                                                             17

              Certifications                                                                         18

              Exhibits Index                                                                         20


                  BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
         For the three and nine months ended September 30, 2002 and 2001
                                   (unaudited)
                   ($000's omitted except for per share data)


                                                   THREE MONTHS ENDED SEPTEMBER 30      NINE MONTHS ENDED SEPTEMBER 30
                                                   -------------------------------      ------------------------------
                                                      2002               2001                2002           2001
                                                   -----------        -----------       -----------        -----------
Net sales ..................................       $   238,501        $   249,676       $   634,774        $   658,207
Cost of sales ..............................           206,232            208,770           551,175            558,878
                                                   -----------        -----------       -----------        -----------
  Gross profit .............................            32,269             40,906            83,599             99,329

Selling, general and administrative expenses            30,414             30,302            86,160             85,620
Restructuring credit, net ..................              (631)              --                (631)              --
                                                   -----------        -----------       -----------        -----------
  Operating income (loss) ..................             2,486             10,604            (1,930)            13,709

Other income, net ..........................               961                861             1,577              1,567
                                                   -----------        -----------       -----------        -----------
  Income (loss) before interest and taxes ..             3,447             11,465              (353)            15,276
Interest expense ...........................             1,942              1,949             5,875              5,022
                                                   -----------        -----------       -----------        -----------
  Pretax income (loss) .....................             1,505              9,516            (6,228)            10,254

Income tax expense (benefit) ...............              (187)             3,588            (2,846)             3,704
                                                   -----------        -----------       -----------        -----------
  Net income (loss) ........................       $     1,692        $     5,928       $    (3,382)       $     6,550
                                                   ===========        ===========       ===========        ===========
Basic earnings (loss) per common share .....       $      0.27        $      0.94       $     (0.54)       $      1.04
                                                   ===========        ===========       ===========        ===========
Diluted earnings (loss) per common share ...       $      0.27        $      0.94       $     (0.54)       $      1.04
                                                   ===========        ===========       ===========        ===========

Basic weighted average number of shares ....         6,321,912          6,290,196         6,309,066          6,282,147
Diluted weighted average number of shares ..         6,325,052          6,293,169         6,309,066          6,285,761









          See Accompanying Notes to Consolidated Financial Statements.

                  BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
         For the three and nine months ended September 30, 2002 and 2001
                                   (unaudited)
                                ($000's omitted)



                                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                            SEPTEMBER 30                 SEPTEMBER 30
                                                                       ----------------------        -----------------------
                                                                         2002          2001           2002            2001
                                                                       -------        -------        -------       ---------
Net income (loss) ......................                               $ 1,692        $ 5,928        $(3,382)      $  6,550
                                                                       -------        -------        -------       --------
       Other comprehensive income (loss):
           Foreign currency translation
             and hedging activity                                          (44)           (31)           138           (532)
                                                                       -------        -------        -------        -------
Comprehensive income (loss) .............                              $ 1,648        $ 5,897        $(3,244)       $ 6,018
                                                                       =======        =======        =======        =======


























          See Accompanying Notes to Consolidated Financial Statements.

                  BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    September 30, 2002 and December 31, 2001
                                ($000's omitted)

                                                                                           2002                      2001
                                                                                        -----------                ---------
                                                                                        (UNAUDITED)                (AUDITED)
ASSETS
      Current assets:
          Cash and cash equivalents .......................................               $  56,988                $  52,569
          Receivables, net ................................................                 120,375                  109,522
          Inventories:
                Raw materials .............................................                  27,500                   20,132
                Work in process ...........................................                   7,608                   13,692
                Finished goods ............................................                  32,595                   32,100
                LIFO reserve ..............................................                  (9,369)                  (8,489)
                                                                                          ---------                ---------
                    Total inventory .......................................                  58,334                   57,435

          Real estate developments in progress ............................                   9,539                   23,966
          Net current deferred tax assets .................................                  16,635                   16,636
          Other current assets ............................................                   8,433                   14,939
                                                                                          ---------                ---------
                Total current assets ......................................                 270,304                  275,067
      Investments and other assets ........................................                  53,949                   48,741
      Assets held for sale ................................................                   3,684                    3,684
      Property, plant and equipment, at cost ..............................                 301,409                  302,360
          Less accumulated depreciation ...................................                (162,960)                (159,090)
                                                                                          ---------                ---------
                Net property, plant and equipment .........................                 138,449                  143,270
                                                                                          ---------                ---------
                                                                                          $ 466,386                $ 470,762
                                                                                          =========                =========
LIABILITIES AND SHAREHOLDERS' EQUITY
      Current liabilities:
          Notes payable ...................................................               $   1,839                $   2,100
          Current maturities of long-term debt ............................                   5,528                    5,617
          Accounts payable ................................................                  73,215                   70,362
          Dividends payable ...............................................                   1,136                    1,131
          Accrued liabilities .............................................                 101,723                   98,237
          Taxes on income .................................................                   5,115                    8,659
                                                                                          ---------                ---------
                Total current liabilities .................................                 188,556                  186,106
          Net noncurrent deferred tax liabilities .........................                   3,683                    3,683
          Other noncurrent liabilities ....................................                  17,715                   18,254
          Long-term debt, less current maturities .........................                  97,843                   98,244
      Shareholders' equity:
          Common stock, no par value, authorized 20,000,000
            shares, issued 9,088,200 shares, at stated value,
            outstanding 6,310,002 in 2002 and 6,280,783 in 2001 ...........                  12,623                   12,623
          Foreign currency translation, hedging activity, and minimum
            pension liability, net of tax .................................                  (6,653)                  (6,791)
          Retained earnings ...............................................                 216,897                  223,594
                                                                                          ---------                ---------
                                                                                            222,867                  229,426
          Less cost of common stock in treasury, 2,778,198 shares
            in 2002 and 2,807,417 shares in 2001 ..........................                  64,278                   64,951
                                                                                          ---------                ---------
          Total shareholders' equity ......................................                 158,589                  164,475
                                                                                          ---------                ---------
                                                                                          $ 466,386                $ 470,762
                                                                                          =========                =========


          See Accompanying Notes to Consolidated Financial Statements.

                  BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the nine months ended September 30, 2002 and 2001

                                   (unaudited)
                                ($000's omitted)


                                                                               2002                    2001
                                                                             --------                --------
Cash flows from operating activities:
     Net earnings (loss) .....................................               $ (3,382)               $  6,550
     Adjustments to reconcile net earnings (loss) provided by
     operating activities:
         Depreciation and amortization .......................                 13,219                  12,775
         Restructuring charge, net ...........................                 (1,137)                   --
         Equity earnings (loss) of joint ventures ............                    117                    (360)
Change in asset and liabilities:
         Receivables .........................................                (10,853)                 (8,604)
         Inventories .........................................                 (2,474)                  3,259
         Real estate developments in progress ................                 14,427                  23,193
         Other current assets and liabilities ................                 10,818                  19,191
         Other noncurrent operating assets and liabilities ...                 (1,556)                 (4,772)
                                                                             --------                --------
              Net cash provided by operating activities ......                 19,179                  51,232

Cash flows from investing activities:
     Capital expenditures ....................................                 (7,584)                (26,681)
     Capital expenditures - software .........................                 (6,330)                 (3,745)
     Proceeds from European assets sale ......................                  2,345                    --
     Assets held for sale ....................................                   --                       148
                                                                             --------                --------
              Net cash used by investing activities ..........                (11,569)                (30,278)

Cash flows from financing activities:
     Payment of dividends ....................................                 (3,400)                 (3,200)
     Proceeds from issuance of long-term debt ................                    121                  50,661
     Repayment of long-term debt .............................                   (523)                   (632)
     Net change in short-term debt ...........................                   (350)                (33,248)
     Issuance of treasury stock ..............................                    698                     871
     Purchase of treasury stock ..............................                    (25)                    (84)
                                                                             --------                --------
              Net cash provided (used) by financing activities                 (3,479)                 14,368

Effect of exchange rate changes ..............................                    288                    (532)
                                                                             --------                --------
     Net increase in cash and cash equivalents ...............                  4,419                  34,790
Cash and cash equivalents at beginning of year ...............                 52,569                  16,855
                                                                             --------                --------
Cash and cash equivalents at September 30 ....................               $ 56,988                $ 51,645
                                                                             ========                ========







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

NOTE 2 - GOODWILL
In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No.
141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), effective for fiscal years beginning after December 15, 2001. These statements eliminated the pooling-of-interests method of accounting for business combinations and the systematic amortization of goodwill. SFAS No. 141 applies to all business combinations with a closing date after June 30, 2001, of which the Company had no such activity. At the beginning of fiscal 2002, the Company adopted SFAS No. 142. Under the new standard, purchased goodwill is no longer amortized over its useful life, but will be subject to annual impairment tests. In September 2002, the Company performed the annual impairment test for goodwill related to its Architectural Products business segment using methodology required under SFAS No. 142, which requires the Company to evaluate impairment based on the fair value of assets held in the relevant segment. It was determined that the fair value of assets related to the Architectural Products business segment exceeded its carrying value and no impairment was recognized. Goodwill amortization expense recorded in each of the first, second and third quarters of 2001 was less than $.1 million, respectively, an after tax effect of less than $.01 per share.

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

The International Buildings Systems segment includes the Company's Asian metal buildings business. The European metal buildings business was sold on July 25, 2002. These businesses supply pre-engineered metal buildings for commercial, community, industrial and agricultural applications primarily for the Chinese and European markets.

The Architectural Products segment includes the operations of the Vistawall Group. The group's businesses design, manufacture and market architectural aluminum systems for nonresidential construction, including curtain wall, storefront systems, windows, doors, skylights and roof accessories.

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

The Other classification represents unallocated corporate expenses and unallocated assets, including corporate offices, deferred taxes, pension accounts, interest expense and intersegment eliminations.


                                                         THREE MONTHS                                    NINE MONTHS
                                                      ENDED SEPTEMBER 30,                             ENDED SEPTEMBER 30,
NET SALES                                     ----------------------------------                ----------------------------------
(Thousands of dollars)                           2002                    2001                     2002                     2001
                                              ---------                ---------                ---------                ---------
North American Building Systems               $ 119,536                $ 123,461                $ 295,748                $ 325,237
International Building Systems                   27,414                   21,748                   80,986                   56,879
Architectural Products ........                  58,618                   61,443                  166,301                  177,442
Construction Services .........                  27,905                   35,300                   93,042                   86,688
Real Estate ...................                  10,400                   15,888                   16,475                   31,841
Other .........................                  (5,372)                  (8,164)                 (17,778)                 (19,880)
                                              ---------                ---------                ---------                ---------
                                              $ 238,501                $ 249,676                $ 634,774                $ 658,207
                                              =========                =========                =========                =========


Net sales represent revenues from sales to affiliated and unaffiliated customers before elimination of intersegment sales, which is included in Other. Intersegment eliminations are primarily sales between North American Building Systems and Architectural Products segments to the International Building Systems and Construction Services segments.

                                                         THREE MONTHS                                   NINE MONTHS
                                                     ENDED SEPTEMBER 30,                            ENDED SEPTEMBER 30,
PRETAX EARNINGS (LOSSES)                      ---------------------------------               ---------------------------------
(Thousands of dollars)                           2002                   2001                    2002                    2001
                                              ---------               ---------               ---------               ---------
North American Building Systems               $   (919)               $  6,001                $ (6,760)               $  5,247
International Building Systems                   2,472                     506                   4,400                     102
Architectural Products ........                  3,474                   4,481                   7,405                  11,926
Construction Services .........                    876                     758                   1,964                   1,490
Real Estate ...................                  1,461                   2,881                   2,943                   5,436
Other .........................                 (5,859)                 (5,111)                (16,180)                (13,947)
                                              --------                --------                --------                --------
                                              $  1,505                $  9,516                $ (6,228)               $ 10,254
                                              ========                ========                ========                ========


TOTAL ASSETS                                 SEPTEMBER 30,          DECEMBER 31,
(Thousands of dollars)                           2002                  2001
                                            ------------           ------------
North American Building Systems               $146,683               $138,690
International Building Systems                  73,663                 67,064
Architectural Products ........                110,201                112,785
Construction Services .........                 19,738                 22,465
Real Estate ...................                 29,247                 28,406
Other .........................                 86,854                101,352
                                              --------               --------
                                              $466,386               $470,762
                                              ========               ========


Total assets represent assets used by each business segment. Other represents cash and cash equivalents, assets held for sale, corporate equipment, and miscellaneous other assets which are not related to a specific business segment. In 2001 the North American Building Systems and International Building Systems segments were reported as a single segment. Because of reorganization and management changes, two segments were formed.

NOTE 4 - RESTRUCTURING AND ASSET IMPAIRMENT CHARGES
In December 2001, the Company's board of directors approved the disposition of its European metal buildings business. As a result, the Company recorded a $3.9 million pretax charge in connection with this decision. In addition, the Company recorded a $4.3 million pretax charge for the impairment of certain assets. During 2001, $1.7 million of the restructuring reserve was utilized and through the third quarter of 2002, $1.0 million was utilized.

During the third quarter of 2002, the Company recorded restructuring costs of $1.0 million for additional severance and employee separation costs and other costs related to the disposition of the business. These additional restructuring costs were offset by asset sale proceeds of $1.6 million in excess of original estimates, resulting in a net restructuring credit of $.6 million. At September 30, 2002, $2.1 million remains in the restructuring reserve.

NOTE 5 - INDEBTEDNESS
In June 2001, the Company entered into a $50 million bank credit facility and issued $50 million of senior unsecured notes pursuant to a note agreement, allowing domestic bank borrowings to be reduced to zero.

The bank credit facility contains certain operating covenants, including restrictions on liens, investments, acquisitions, asset sales and mergers. The agreement also requires the Company to maintain a capitalization ratio, as defined, of .5 to 1, a fixed charge coverage ratio, as defined, of 1.7 to 1, and a leverage ratio, as defined, of 3.0 to 1.

The Company obtained a waiver of the fixed charge coverage ratio covenant under the credit facility for the quarter ending September 30, 2002. In consideration of this waiver, the Company agreed that the lenders had no further commitments to make advances under the credit facility, that any draws under a letter of credit would result in a reimbursement obligation and that the aggregate amount of letters of credit that could be issued under the credit facility was $22.1 million, which automatically reduces to $19.1 million upon expiration of the letter of credit issued for construction of the Company's Tianjin facility. As of September 30, 2002, there were no borrowings under the bank credit facility. Because the Company anticipates that it may not be in compliance with certain credit facility covenants in future periods, the Company is working with its banks on an amendment to the credit facility to be effective prior to the end of the fourth quarter.

The senior notes bear interest, payable semi-annually on June 30 and December 30, at the effective rate of 7.91% per annum. Principal of the senior notes is payable in annual installments of $4.55 million on December 30th of each year, commencing December 30, 2006, with the final installment due on December 30, 2016. The note agreement contains certain operating covenants, including restrictions on liens, additional indebtedness and asset sales, and requires the Company to maintain adjusted consolidated net worth, as defined, of $125 million plus the cumulative sum of 50% of consolidated net income for each fiscal quarter after June 30, 2001, and a fixed charge coverage ratio, as defined, of
1.5 to 1.0. At September 30, 2002 Company was in compliance with all covenants associated with the unsecured note agreements.

NOTE 6 - EARNINGS PER SHARE
Basic and diluted earnings and loss per common share were comparable for the three and nine month periods respectively, ending September 30, 2002 and 2001. Under the treasury stock method the diluted weighted average number of shares outstanding vary from the basic weighted average number of shares outstanding due to dilutive stock options which are "in the money" at the end of the third quarter 2002.

NOTE 7 - JURY AWARD
On October 15, 2002, a McLeod County Minnesota District Court Jury awarded Lester Buildings Systems, the wood buildings business of the Company, a $29.6 million verdict in its suit against Louisiana-Pacific Corporation, a product supplier. The suit was filed by the Company in McLeod County District Court and is referenced as "Lester Building Systems, a division of Butler Manufacturing Company, and Lester's of Minnesota, Inc., Plaintiffs vs. Louisiana-Pacific Corporation, Defendant". The award compensates the wood buildings business for damages and other losses resulting from Louisiana-Pacific product purchased by the Company and sold to its dealers.

Because of uncertainty over the amount of the award that must be applied to correct defective product, the Company is unable to estimate the impact the award may have on its financial condition or results of operations. However, if the $29.6 million award is paid, the Company believes it will recognize pretax income of $14 million for damages and recovery of prior costs in the period in which the award is paid. Although the Company expects that the trial court will enter a final order approving the jury verdict, it has not yet done so pending resolution of post trial motions. Further, the trial court's judgment is subject to appeal, which could delay payment and result in affirmation, modification or reversal of the award. In a related class action to which the Company is not a party filed against Louisiana-Pacific by customers in The United States District Court, District of Oregon, Louisiana-Pacific has filed a motion seeking to enjoin the Minnesota State Court from entering judgment on the jury award to the extent of $14.4 million of damages that Louisiana-Pacific contends are encompassed by a class action settlement approved by the United States District Court.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Sales were $239 million for the third quarter 2002, compared with $250 million a year ago. The International Building Systems segment's sales increased $5.7 million, or 26%, during the third quarter compared with the prior year, due to continuing strong sales demand in China. Sales declined at the North American Building Systems, Architectural Products, Construction Services and Real Estate segments.

The market for domestic nonresidential construction remains weak, as does the U.S. economy in general, affecting all domestic business segments of Butler. Sales in the North American Building Systems segment declined 3% in the third quarter to $120 million compared with $123 million a year ago. The Architectural Products segment's sales decreased 5% to $59 million in the third quarter. The declining office and retail construction markets, of which this segment participates, continues to unfavorably affect this business. Revenues of the Construction Services segment decreased 21% to $28 million, while the Real Estate segment's sales were 35% lower at $10.4 million. The project nature of these latter two segments' revenues makes their revenue comparisons more erratic than those of the company's manufacturing businesses.

The Company's sales for the first nine months of the year decreased 4% to $635 million. International Building Systems segment sales were $81 million, an increase of 42% compared with a year ago, due to increased demand in China. Construction Services segment sales increased 7% to $93 million due to a strong backlog at the beginning of the year and good success in focusing its sales efforts on major strategic customer accounts. The remaining segments reported sales decreases for the nine month period which more than offset sales increases in the International Building Systems and Construction Services segments mentioned above. The North American Building Systems segment's sales for the nine months ending September 30, 2002 were $296 million, a decrease of 9% compared with a year ago, while the Architectural Products segment sales were $166 million, a decrease of 6%.

Gross profit was $32 million in the third quarter, a decline of 21% compared to a year ago, and $84 million for the nine months ending September 30, 2002, a decline of 16%. The decline in the domestic nonresidential construction market, coupled with rising steel costs, higher health care costs, and lower selling prices due to tough competitive conditions contributed in depressing gross profit margins.

Sales, general, and administrative expenses of $30 million and $86 million for the three and nine month periods ending September 30, 2002, were comparable to a year ago. The positive impact of several cost cutting measures in 2002 was offset by increased health care, pension, and employee separation costs compared with a year ago.

During the third quarter the Company concluded its sale of its European building systems business. Asset values received upon conclusion of the sale were greater than originally estimated, and more than offset additional severance and other benefit costs incurred, allowing for a net restructuring recovery of $.6 million during the quarter. Other income for the quarter and the nine month periods ending September 30, 2002 were comparable with the prior year. Other income includes rental income from completed real estate development projects in the Real Estate segment. Rental income was lower for the quarter and the nine month periods compared with the prior year, but this shortfall was offset by interest income related to a long term project receivable within the Construction Services segment.

Interest expense was $1.9 million and $5.9 million for the three and nine month periods ending September 30, 2002, comparable with corresponding periods of 2001, but slightly higher year to date, due primarily to greater capitalized interest on the Company's headquarters project in 2001.

The Company reported pretax earnings for the third quarter of $1.5 million compared with $9.5 million a year ago, and year-to-date pretax losses of $6.2 million compared with $10.3 million pretax earnings for the same period a year ago, primarily due to the decline in the U.S. economy generally and in nonresidential construction specifically. An income tax benefit was recorded for the third quarter and year to date 2002 due to higher domestic losses and a lower effective tax rate in China. Net earnings for the third quarter 2002 were $.27 per share. The Company reported a net loss for the nine month period ending September 30, 2002 of $.54 per share.

LIQUIDITY AND CAPITAL RESOURCES
Since December 2001, cash and cash equivalents increased $4 million to $57 million. During the period, cash was primarily used for investment and financing activities, specifically for general factory capital expenditures, for the development of a scalable enterprise system (ERP) in the North American metal buildings business and the payment of dividends. Cash flow from operations increased $19.2 million as noncash depreciation and amortization expenses and a reduction in real estate developments in progress offset seasonal increases in receivables in the International Building Systems Segment and the North American Building Systems and Architectural Products segments. Inventory increased at the end of September due to the North American metal buildings business hedge buy of inventory in advance of anticipated early October price increases. Other current assets and liabilities increased due to an increase in accrued pension costs caused by lower earnings on assets in the plan.

During 2001, the Company entered into a $50 million bank credit facility to fund future working capital requirements and issued $50 million of senior unsecured notes pursuant to a note agreement, allowing domestic bank borrowings to be reduced to zero. The bank credit facility and the note agreement contained certain operating and financial covenants described under Note 5 of the Notes to Consolidated Financial Statements in this report. The Company obtained a waiver of the fixed charge coverage ratio covenant under the credit facility for the quarter ending September 30, 2002. In consideration of this waiver, the Company agreed that the lenders had no further commitments to make advances under the credit facility, that any draws under a letter of credit would result in a reimbursement obligation, and that the aggregate amount of letters of credit that could be issued under the credit facility was $22.1 million, which automatically reduces to $19.1 million upon expiration of the letter of credit issued for construction of the Company's Tianjin facility. As of September 30, 2002, there were no borrowings under the bank credit facility. Because the Company anticipates that it may not be in compliance with certain credit facility covenants in future periods, the Company is working with its banks on an amendment to the credit facility to be effective prior to the end of the fourth quarter. At September 30, 2002 the Company was in compliance with the fixed charge coverage ratio covenant in the note agreement for the senior unsecured notes issued in 2001. However, the Company anticipates that it may not be in compliance in future periods and also is negotiating an amendment to the note agreement with its noteholders. The Company's foreign operations maintain separate lines of credit with local banks of approximately $3.5 million, with $1.8 million utilized at current exchange rates at September 30, 2002. The Company believes that existing cash balances and operating cash flow are sufficient to meet its current liquidity requirements.

On September 26, 2002, the Company entered into a letter of intent with a real estate investor to sell and leaseback the Company's headquarter facilities for approximately $24 million in cash. The Company expects to conclude the sale by the end of the year. Cash generated from the sale will be used for general company purposes.

Cash paid for interest was $4.8 million through the third quarter 2002, while cash paid for taxes was $1.2 million. Tax refunds, due primarily to the disposition of the European operation, totaled $6.1 million through September 2002. Cash paid for interest was $3.6 million in the third quarter 2002, while cash paid for taxes was minimal, compared with the previous year.

Treasury stock purchases for 2002 and 2001 were minimal, and dividends paid were $3.4 million compared with $3.2 million a year ago. On September 18, 2002, the Company's Board of Directors declared a regular quarterly dividend of $.18 per share of the Company's common stock payable on October 15, 2002 to shareholders of record on September 30, 2002.

OUTLOOK.
F.W. Dodge, a source of market analysis and forecast for the construction sector, reported nonresidential construction orders through September, 2002 declined 11% compared with a year ago. The nonresidential construction economy continues to trend downward showing no signs of recovery for the remainder of the year. Against this backdrop, the Company is balancing the near-term operating environment with careful management of expenses and working capital, and selective investment in growth strategies.

Pricing conditions are expected to remain very competitive, and that, in conjunction with higher steel costs, will keep the pressure on gross margins and operating profitability. Based upon the current outlook for the fourth quarter, the Company will record a loss for the quarter and for the year. Total backlog at September 30, 2002 was $284 million, compared with $323 million in prior year, excluding European operations which were sold in July. Higher margin product backlog was approximately 3% lower, excluding Europe, while construction backlog was 42% lower compared to the same period a year ago.

MARKET PRICE RISK
The Company's principal exposure to market risk is from changes in commodity prices, interest rates and currency exchange rates. To limit exposure and to manage volatility related to these risks, the Company enters into select commodity and currency hedging transactions, as well as forward purchasing arrangements. The Company does not use financial instruments for trading purposes.

Commodity Price Exposure: The Company's primary commodities are steel, aluminum and wood. Steel is the Company's largest purchased commodity. The Company enters into forward steel purchase arrangements in its metal buildings business for periods of less than one year's duration to protect against potential price increases. To the extent there are increases in the Company's steel costs, they are generally recaptured in the Company's product sales prices. Steel prices in 2002 have risen sharply and are expected to increase into the fourth quarter 2002, partly due to recent tariffs imposed by the U.S. Government on certain imported steel products. Recent investments and increased operating efficiencies in Company operations have helped to dampen the impact of the increase. Nevertheless, in October, 2002, the Company's U.S. metal buildings business announced a second price increase on most of its products to partially mitigate the impact of rising steel prices.

The Company's wood frame building business enters into forward purchase arrangements for commercial grade lumber for periods of less than one year's duration. Lumber costs are generally more volatile than steel costs. To offset increases in lumber costs, the Company adjusts product prices accordingly.

Aluminum hedge contracts of less than one year's duration are purchased to hedge the engineered products backlog of the Vistawall group against potential losses caused by increases in aluminum costs. This product line is sensitive to material cost movements due to the longer lead times from project quoting to manufacture. Gains or losses recorded on hedge contracts are offset against the actual aluminum costs charged to cost of sales when the underlying inventory is sold. At September 30, 2002 the fair value of open aluminum contracts recorded in cumulative other comprehensive income was less than $.2 million. Mark to market gains on the Company's Canadian currency exchange contracts were recorded in earnings and were less than $.1 million at September 30, 2002. At September 30, 2002 a 10% change in both aluminum and Canadian currency contracts would have been immaterial.

Interest Rates: The majority of the Company's long-term debt carries a fixed interest rate, which limits the Company's exposure to increases in market rates. However, interest rate changes impact the fair market value of such debt. As of September 30, 2002, holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates would result in approximately a $5 million change in the fair value of the Company's fixed rate debt.

Foreign Currency Fluctuation: The majority of the Company's business is transacted in U.S. dollars, limiting the Company's exposure to foreign currency fluctuations. Where the Company has foreign-based operations, the local currency has been adopted as the functional currency. As such, the Company has both transaction and translation foreign exchange exposure in those operations. Due to relative cost and limited availability, the Company does not hedge its foreign net asset exposure. At September 30, 2002 the Company's net asset investment in foreign operations was $37 million. The Company does purchase forward exchange contracts to hedge a portion of its short-term foreign currency transaction exposures related to metal building sales in Canada.

MANAGEMENTS JUDGMENTS AND ESTIMATES
In preparing the financial statements, a number of assumptions and estimates are determined, that in the judgment of management, are proper in light of existing general economic and Company-specific circumstances. Examples of areas in which judgments and estimates are required include the collectibility of receivables, the value of inventory, the future useful lives of assets, such as plant, equipment and internally generated software, the assessment of goodwill impairment, as well as the value of certain contingent liabilities, including product warranties and claims arising in the ordinary course of business. While the Company has taken reasonable care in preparing these estimates and making these judgments, actual results could and probably will differ from the estimates. Management believes that any difference in the actual results from the estimates will not have a material adverse effect upon the Company's financial position or results of operation.

CRITICAL ACCOUNTING POLICIES
The Company's critical accounting policies include its revenue recognition for construction contracts, inventory valuation, and estimation of product liability for third-party claims.

Sales and gross profit recognition for construction contracts are based upon the percentage of completion method. This method requires the company to estimate total contract cost at completion for each in-process construction project. Total contract revenue less total estimated costs generates an estimated gross profit for each contract. Based upon estimated total costs and estimated gross profit, the Company recognizes construction sales and gross profit over the life of the project using a percentage of completion method. The percentage complete at each period end date is generally determined using costs actually incurred as of that date compared to the estimate of total contract cost at completion. Periodic re-evaluation of estimated total costs at completion are made with the resulting cumulative adjustments recognized in the current period financial statements. Actual costs for completed projects can and typically will vary from earlier estimates, with the final adjustment from estimate to actual costs recognized during the period when the project is considered completed.

The Company has chosen the last-in, first-out (LIFO) accounting method for valuing inventory in the majority of its manufacturing businesses. In periods of rising prices and steady or increasing levels of inventory, the effect of the LIFO method is to charge the current year cost of sales with inventory purchases that reflect current year costs. This method results in better matching of current costs with current sales during an accounting period. The LIFO valuation is a year-end measurement process requiring estimates for the determination of quarterly gross profit and quarter-end inventory valuation.

The Company is subject to third-party claims associated with its products and services. The time period from when a claim is asserted to when it is resolved either by dismissal, negotiation, settlement, or litigation can be several years. While the Company maintains product liability insurance, these arrangements include significant self-retention of risk in the form of policy deductibles. In addition, certain claims are not insured. Actual claim settlement costs and litigation awards can and probably will vary from the estimates made by the Company. At the end of the quarter, management believes that any difference in the actual results from the estimates will not have a material adverse effect upon the Company's financial position or results of operations.

FORWARD LOOKING INFORMATION
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which may include statements concerning projection of revenues, income or loss, capital expenditures, capital structure or other financial items, statements regarding the plans and objectives of management for future operations, statements of future economic performance, statements of the assumptions underlying or relating to any of the forgoing statements, and other statements which are other than statements of historical fact. These statements appear in a number of places in this report and include statements regarding the intent, belief, or current expectations of the Company and its management with respect to (i) the cost and timing of the completion of new or expanded facilities, (ii) the Company's competitive position, (iii) the supply and price of materials used by the Company, (iv) the demand and price for the Company's products and services, or (v) other trends affecting the Company's financial condition or results of operations, including changes in manufacturing capacity utilization and corporate cash flow in both domestic and international markets. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially as a result of these various factors.

For additional comments, refer to the October 21, 2002, letter to shareholders, which is attached as Exhibit 19.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes to the disclosure made in the Annual Report on Form 10-K for the year ended December 31, 2001 regarding this matter. See discussion about market risk under Item 2. Management Discussion and Analysis on page 11 above.


ITEM 4.  CONTROL AND PROCEDURES

(a)      Evaluation of disclosure controls and procedures.
         The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this Form 10-Q Quarterly Report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this Form 10-Q Quarterly Report was being prepared.

(b)      Changes in internal controls.
         There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is party to several pending legal proceedings involving matters normally incident to its business which, except for the matter referred to below, do not, taken together, appear to be material.

As reported in the Company's Current Report on Form 8-K filed October 17, 2002, a McLeod County Minnesota District Court jury on October 15, 2002, awarded the Lester Buildings unit, the wood buildings business of the Company, a $29.6 million verdict in its suit against Louisiana-Pacific Corporation, a product supplier. The suit was filed by the Company in McLeod County District Court and is referenced as "Lester Building Systems, a division of Butler Manufacturing Company, and Lester's of Minnesota, Inc., Plaintiffs vs. Louisiana-Pacific Corporation, Defendant" (Case No.43-C6-00-000335). The award compensates the wood buildings business for damages and other losses resulting from Louisiana-Pacific product purchased by the Company and sold to its dealers.

Because of uncertainty over the amount of the award that must be applied to correct defective product, the Company is unable to estimate the impact the award may have on its financial condition or results of operations. However, if the $29.6 million award is paid, the Company believes it will recognize pretax income of $14 million for damages and recovery of prior costs in the period in which the award is paid. Although the Company expects that the trial court will enter a final order approving the jury verdict, it has not yet done so pending resolution of post trial motions. Further, the trial court's judgment is subject to appeal, which could delay payment and result in affirmation, modification or reversal of the award. In a related class action to which the Company is not a party filed against Louisiana-Pacific by customers in The United States District Court, District of Oregon, Louisiana-Pacific has filed a motion seeking to enjoin the Minnesota State Court from entering judgment on the jury award to the extent of $14.4 million of damages that Louisiana-Pacific contends are encompassed by a class action settlement approved by the United States District Court.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          (4.10) First amendment to the June 21 2001 Bank Credit Agreement

          (4.11) Waiver No. 1 to the June 21, 2001 Bank Credit Agreement

          (10.7) Amendment to the 1994 Split Dollar Life Insurance Agreement

          (10.11) Amendment to the 2000 Split Dollar Life Insurance Agreement

          (19)   October 21, 2002 Letter to Shareholders.

          (99.1) Certification of Periodic Report-CEO

          (99.2) Certification of Periodic Report-CFO

     (b)  Reports on Form 8-K

On October 17, 2002 the Company filed Form 8-K under Item 5 pertaining to a judgment awarding $29.6 million to its Lester Building Systems business for damages and losses it sustained from products purchased from a supplier and sold to its dealers. The judgment was awarded by a McLeod County Minnesota jury. See
Item 1 above.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



BUTLER MANUFACTURING COMPANY

November 14, 2002          /s/ Larry  C. Miller
-----------------          --------------------------------------------
Date                       Larry C. Miller
                           Vice President - Finance,
                           and Chief Financial Officer



November 14, 2002          /s/ John W. Huey
-----------------          ----------------
Date                       John W. Huey
                           Vice President, General Counsel
                           and Secretary

                                  CERTIFICATION


I John J. Holland certify that:

1. I have reviewed this quarterly report on Form 10-Q of Butler Manufacturing Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 14, 2002             /s/ John J. Holland
-----------------             -----------------------------------
Dated                         John J. Holland
                              Chairman and Chief Executive Officer

                                  CERTIFICATION


I Larry C. Miller certify that:

1. I have reviewed this quarterly report on Form 10-Q of Butler Manufacturing Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses


November 14, 2002                  /s/ Larry C. Miller
-----------------                  -----------------------------------
Dated                              Larry C. Miller
                                   Vice President - Finance,
                                   and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number                Description

4.10     First Amendment to the Bank Credit Agreement

4.11     Waiver No.1 to Bank Credit Agreement

10.7     Amendment to 1994 Split Dollar Life Insurance Agreement

10.11    Amendment to 2000 Split Dollar Life Insurance Agreement

19       October 21, 2002 Letter to Shareholders

99.1     Certification of Periodic Report - CEO

99.2     Certification of Periodic Report - CFO