Form 10-K
period 2002-12-31
BUTLER MANUFACTURING CO
filed 2003-03-13
CIK 15840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to          .

Commission File Number 001-12335

BUTLER MANUFACTURING COMPANY

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	44-0188420 (I.R.S. Employer Identification Number)

1540 Genessee Street, (P.O. Box 419917), Kansas City, Missouri 64102
(Address of principal executive offices)

(816) 968-3000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, no par value Preferred share purchase rights	Name of each exchange on which registered New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No    .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of Registrant’s Common Stock held by non-affiliates based on the closing price of $27.45 on June 30, 2002, the end of the second fiscal quarter, was $172,440,735.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 or the Act. Yes   X   No    .

The Registrant had 6,328,051 shares of no par value Common Stock issued and outstanding as of February 19, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

1.     Portions (pages 9 through 36) of Butler Manufacturing Company’s 2002 Annual Report (the “Annual Report”) are incorporated into Parts I and II as described herein.

2.     Portions of Butler Manufacturing Company’s Notice of Annual Meeting of Stockholders and Proxy Statement, dated March 13, 2003 (the “Proxy Statement”) are incorporated into Parts I and III as described herein.

BUTLER MANUFACTURING COMPANY

FORM 10-K

For the Fiscal Year Ended December 31, 2002

PART I

Item 1. Business

(a) General Description of Business

     Butler Manufacturing Company (the “company”) was founded as a partnership in 1901, incorporated in Missouri in 1902, and later reincorporated in Delaware in 1969. Its corporate headquarters are located in Kansas City, Missouri, and the company operates manufacturing facilities, engineering offices, and service centers throughout the continental United States, and 15 foreign countries. Principal international operations are conducted through a Chinese wholly-owned subsidiary, Butler (Shanghai) Inc., and Saudi Building Systems Ltd. and Vistawall International (UAE) Ltd., minority owned joint ventures in Saudi Arabia and the United Arab Emirates. In 2002 the company completed the sale of Butler Europe Kft., its European metal buildings business, to the Lindab AB Group.

     The company is primarily engaged in the marketing, design, and production of building systems and components for nonresidential structures. Products and services fall into five principal business segments: (1) North American Building Systems, consisting primarily of custom designed and pre-engineered steel and wood frame building systems for commercial, community, industrial, governmental, and agricultural uses; (2) International Building Systems, consisting primarily of custom designed and pre-engineered steel buildings for commercial, community, industrial, and governmental use; 3) Architectural Products, consisting primarily of curtain wall and storefront framing systems, standard and custom window systems, skylights, and roof vents for low-rise, medium-rise, and high-rise nonresidential buildings; (4) Construction Services, providing construction management services for purchasers of large, complex, or multiple site building projects; and (5) Real Estate, providing build-to-suit-to-lease development services for corporations that prefer to lease rather than own their facilities.

     The company’s products are sold, installed, and serviced through over 3,700 independent dealers or contractors that serve the commercial, community, industrial, agricultural, and governmental markets.

(b) Financial Information About Industry Segments

     The information required by Item 1(b) is incorporated by reference to the note captioned “Business Segments” on pages 26 through 28 of the Company’s Annual Report, of which pages 9 through 37 are attached as Exhibit 13.1 to this report. See also items 6, 7, 7A, and 8 of this report.

(c) Narrative Description of Business

North American Building Systems

     The company’s largest segment, North American Building Systems, includes principally the United States, Canadian, and Latin American pre-engineered metal building systems businesses as well as the wood frame buildings business and Liberty Building Systems, Inc.

     The company’s North American Building Systems Segment activities consist primarily of the design, engineering, fabrication, and distribution of one to five-story steel and one to two-story wood framed buildings for industrial, commercial, community, governmental, and agricultural uses, such as manufacturing facilities, warehouses, office buildings, schools, churches, shopping centers, restaurants, convenience stores, livestock, and farm buildings. Principal product components of the systems are structural members and a variety of pre-engineered wall and roof components. These are fabricated according to standard or customer specifications and shipped to building sites for assembly by independent dealers. Building components are manufactured for North American sales and export sales in plants located at Galesburg and Charleston, Illinois; Laurinburg, North Carolina; Birmingham, Alabama; Visalia, California; Annville, Pennsylvania; San Marcos, Texas; Lester Prairie, Minnesota; Selmer, Tennessee; and Clear Brook, Virginia.

     The company also markets and engineers metal building systems for export to Central American, Caribbean, and select Latin American markets. Shipments are sourced primarily from Butler’s U.S. plants and local manufacturing alliances. The company also serves the Canadian market through a branch office in Burlington, Ontario.

     Building Systems’ products are distributed throughout the world by independent Butler dealers. The dealers provide construction services, and in many cases, complete design and engineering capabilities.

     Nonresidential pre-engineered buildings compete with conventional forms of building construction in the low-rise commercial, community, industrial, agricultural, and governmental markets. Competition is primarily based upon cost, time of construction, appearance, thermal efficiency, and other specific customer requirements.

     The company also competes with numerous pre-engineered steel frame building manufacturers doing business within the United States, Canada, Europe, South America, and China. The company believes that its 2002 sales of steel frame pre-engineered building systems within the United States exceeded those of any other nonresidential steel frame pre-engineered building systems manufacturer, with its next largest competitors being NCI Building Systems, Inc., V. P. Buildings Inc., a wholly owned subsidiary of Grupo IMSA, S.A. de C.V. of Mexico, American Buildings Company, an operating unit of MAGNATRAX Corporation, and Ceco Building Systems and Star Building Systems, operating units of Robertson–Ceco Corporation. Competition among manufacturers of pre-engineered buildings is based primarily upon price, service, product design and performance, and marketing capabilities.

     Lester Building Systems, the company’s wood frame buildings business, sells its products through independent dealers, and direct-sales operations, and is ranked third in sales to Morton Buildings, Inc. and Cleary Buildings, Inc.

     Liberty Building Systems, produces entry level lower–cost metal buildings for use as retail or industrial facilities in smaller communities, and primarily competes with regional metal building manufacturers in the Southern and Western regions of the United States.

International Building Systems

     The International building systems business segment includes Butler Shanghai Inc., and Butler Tianjin Inc., wholly owned Chinese metal building systems subsidiaries and Saudi Building Systems Ltd., a minority owned Saudi Arabian metal buildings joint venture.

     The Chinese metal building system subsidiaries, markets, engineers, and fabricates metal building systems for Asian markets from a plant in Shanghai, and China. In early 2003, the company completed the construction of a second manufacturing plant in Tianjin, China for approximately $11 million. The plant commenced production in January 2003.

     In July 2002, the company completed the sale of certain assets of its Hungarian metal building systems subsidiary, closed its European sales and engineering offices, and disposed of the remaining assets of the European operation. The relatively small scale of the European operation, the continued loss position of the business, and a business recession in Europe contributed to this decision. The company continues to market its product in Europe through licensee arrangements.

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

     In 2002 the business activity of and investments in Vistawall International Ltd, a 40% owned United Arab Emirates joint venture formed to design, manufacture, and sell architectural aluminum products in Middle Eastern markets were immaterial.

Construction Services

     The company’s Construction Services segment consists of Butler Construction, a wholly owned construction subsidiary also known as BUCON, Inc., which provides comprehensive design, planning, execution, and construction management services to major purchasers of construction. Butler Heavy Structures is an operating unit of Butler Construction serving markets requiring large, complex building designs using fabricated mill steel in combination with Butler’s pre-engineered secondary structural and metal cladding systems. Revenues from the Construction Services segment are derived primarily from “material-erect” and “material only” subcontracts, and from selective turnkey construction projects using products from several company businesses, predominantly the company’s U.S. metal buildings businesses.

     This business segment competes with numerous international, national, regional, and local general contracting firms, and whenever possible, performs projects in conjunction with independent Butler dealers. Competition is primarily based upon price, design, speed of project execution, and product performance.

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

     In March 2002, the United States invoked tariffs on certain steel product imports substantially increasing both domestic and international steel prices and the company’s material costs. Rising steel prices, as well as intense price competition among building systems manufacturers in a declining market, made it nearly impossible to pass on higher costs in 2002, resulting in the erosion of profit margins. Although the company does not foresee any disruption in the availability of steel or other raw materials, steel costs have remained high and could impact the level of both sales and profitability.

Business Cycles and Seasonal Demand

     Historically, the company’s sales and net earnings have been affected by cycles in the general economy which influence nonresidential construction markets (see in particular Item 7 of this report). In 2002, global economic activity remained subdued, and domestic nonresidential constructions markets declined 10%. Although it is difficult to predict when demand will recover, little change is expected in the domestic nonresidential construction markets in 2003. The decline in the global economy, along with the continued concern over a possible war involving the United States and other countries and Iraq, could prolong the slow-down in non-residential construction and affect the company’s sales.

     The company also experiences seasonal demand for products and services. Sales for the first, second, third, and fourth quarters of 2002 were $183 million, $213 million, $239 million, and $193 million, respectively.

Backlog

     The company’s backlog of orders believed to be firm was $264 million at December 31, 2002, 14% lower than a year ago. The higher margin product backlog was about 2% less than the levels of the previous year, while the construction backlog was 40% lower.

Employees

     At December 31, 2002 the company employed 4,418 persons, 3,870 of whom were non-union employees, and 548 of whom were hourly paid employees that were members of three unions.

Available Information

     The company’s Internet website address is http://www.butlermfg.com. The company makes the following reports filed by it available, free of charge, in an “Investor Packet” on its website under the heading “Investor relations:”

•	Annual Report on Form 10-K;

•	Quarterly Reports on Form 10-Q;

•	Current reports on Form 8-K; and

•	Amendments to the foregoing reports.

     The foregoing reports are made available on the Company’s website as soon as practicable after they are filed with the Securities and Exchange Commission (“SEC”).

Item 2. Properties

     The principal plants and physical properties of the company consist of the manufacturing facilities described under Item 1 and its world headquarters office in Kansas City, Missouri. Through a subsidiary, the company also owns a land development venture with property located on approximately

75 acres in San Marcos, Texas. The property is recorded as “Assets held for sale” and described in a footnote on page 26 in the company’s Annual Report. All other plants and offices described under Item 1 are utilized by the company and are generally suitable and adequate for the business activity conducted therein. The company’s manufacturing facilities described under Item 1, along with current outsourcing agreements with various domestic and foreign fabricators, provide production capabilities sufficient to meet current and foreseeable needs.

     Except for leased facilities listed below, all of the company’s principal plants and offices are owned:

(1)	Leased space used for the company’s world headquarters offices in Kansas City, Missouri entered into in 2002 as a result of a sale and leaseback of the facility (154,000 sq. ft. lease expires at the end of 2022).

The sale leaseback transaction was effected through (i) the assignment by the company to the purchaser of the company’s rights (including an option to purchase) under a lease for the headquarters facility (land and building) from the Planned Industrial Expansion Authority of Kansas City (PIEA), under which the company has received sales and property tax abatement (ii) the assignment by the company of its interest as owner of PIEA bonds issued by PIEA to finance the facility and (iii) the lease of the facility by the purchaser to the company. The lease is a triple net lease and has a term of 20 years, with five ten-year renewal options. Rentals during the initial term range from $1.4 to $3.6 million. If the purchaser wishes to sell the facility, the company has a right of first refusal; however, with limited exceptions in the case of major catastrophes which are generally covered by insurance, the company has no option to purchase the property. The company has agreed to indemnify the purchaser/lessor from property taxes assessed on the property and certain other liabilities under the applicable provisions of the triple net lease and also remains liable to PIEA for certain contingent payments in lieu of property tax obligations if specified employee City earnings tax targets are not met, as well as for certain environmental and other matters.

(2)	Leased space used for the Vistawall Division plant in Terrell, Texas (145,000 sq. ft. and 121,000 sq. ft. with leases expiring in 2009 and 2006, respectively, both containing options to renew), and fabrication and distribution facilities in Dallas and Houston, Texas; Jessep, Maryland; St. Louis, Missouri; Brooklyn Park, Minnesota; Detroit, Michigan; Chicago, Illinois; Cincinnati and Cleveland, Ohio; Atlanta and Newnan, Georgia; Tampa, Florida; Auburn, Washington; Modesto, Hayward, Rancho Cucamonga, and Sacramento, California; Warwick, Rhode Island; and Denver, Colorado (510,000 sq. ft. leased with various expiration dates).The company also leases a manufacturing facility (50,000 sq. ft. lease expiring in the year 2005 with three five year renewal options) located in Selmer, Tennessee.

(3)	Leased space used for BUCON, Inc. in Kansas City, Missouri (74,000 sq. ft. lease expiring in the year 2007).

(4)	The company leases various sales and engineering offices throughout the world.

Item 3. Legal Proceedings.

     On October 15, 2002, a McLeod County Minnesota District Court Jury awarded Butler Manufacturing Company $29.6 million for its Lester Building business in its suit against Louisiana-Pacific Corporation. The suit pertained to Louisiana-Pacific’s Inner-Seal siding product. The award compensates the company for damages and other losses resulting from product purchased by the company and sold to its dealers.

     On January 27, 2003, the District Court of McLeod County, Minnesota, entered a final judgment in the amount of $20.1 million after ruling on post trial motions. The final judgment excluded $11.2 million of the jury’s original award as a result of a permanent injunction entered by the U.S. District Court for the District of Oregon, enjoining the Minnesota state court from entering judgment in the sum of $11.2 million. The company has appealed the Oregon Court’s injunction to the U.S. Ninth Circuit Court of Appeals. The final judgment included an additional award of $1.7 million for interest and costs.

     The company is unable to estimate the impact the award may have on its financial condition or results of operations at this time. However, if the entire award is paid, the company believes it will recognize approximately $15 million pretax as income for damages and recovery of prior costs in the period in which the award is paid. The trial court’s judgment is subject to appeal, which could delay the payment of the award.

     There are no other material legal or environmental proceedings pending as of March 13, 2003, nor does the company have any known material environmental contingencies as of this date. Proceedings, other than the Louisiana-Pacific case, consist of matters normally incident to the business conducted by the company and taken together do not appear to be material.

Item 4. Submissions of Matters to a Vote of Security Holders.

     No matters have been submitted to a vote of stockholders since the last annual meeting of stockholders on April 15, 2003.

Item 4A. Executive Officers of the Registrant.

     The company’s Executive Officers, their ages, their positions and offices with the company, and their principal occupations during the past five years are shown below:

Corporate Executive Officers

John J. Holland — age 52, Chairman and Chief Executive Officer and Chairman of the Board Executive Committee. He joined Butler in 1980 and became Vice President — Controller in 1986, Vice President-Finance in 1990, Executive Vice President in 1998, and President and Chief Executive Officer in 1999, and was elected Chairman and Chief Executive Officer in November 2001. Mr. Holland is a director of Cooper Tire and Rubber Company, The Commerce Fund, and SCS Transportation, Inc. He also serves as a director of the National Association of Manufacturers, and the Greater Kansas City Chamber of Commerce. He is former chairman of Heart of America Family Services.

Ronald E. Rutledge — age 61, President and Director in November 2001. He Joined Butler in 1984 as President of the Vistawall Architectural Products Group, was elected Executive Vice President in April 2001, and President in November 2001. He is a currently director of Labconco Corporation, the Kansas City Council for the Boy Scouts of America, and the Terrell State Bank. He is past director of the Terrell, Texas Chamber of Commerce.

Barbara B. Bridger — age 45, Vice President-Human Resources since 1999. She joined Butler in 1980 and previously was Vice President- Human Resources for the Buildings Division.

John T. Cole — age 52, Controller since 1990. He joined Butler in 1977 and previously was Corporate Audit Manager.

John W. Huey — age 55, Vice President, General Counsel, and Secretary since 1999. He joined Butler in 1978 and became Vice President-Administration in 1993 and Assistant General Counsel and Assistant Secretary in 1987.

Lee E. Lichlyter — age 39, Vice President-Chief Information Officer since 2000, and previously was Vice President of Information Systems Building Division.

Paul F. Liljegren — age 48, Treasurer since 1998. He joined Butler in 1979 and was previously was Vice President and Controller of Lester Building Systems.

Larry C. Miller — age 46, Vice President-Finance since 1998. He joined Butler in 1980 and was previously the company’s Treasurer.

Division Executive Officers

Moufid (Mike) Alossi — age 60, President, Butler (Shanghai) Inc., since 1997. He joined Butler in 1968 and was previously President of Butler World Trade and Vice President-International Sales and Marketing.

John R. Hill — age 45, President, Lester Building Systems since 2000. He joined Butler in 1980. He was previously Senior Vice President of Sales of Lester Building Systems.

Robert M. Adams — age 47, President, Butler Real Estate, Inc. since February 2003 and was previously Vice President of Butler Real Estate since September 2002. Prior to joining Butler, he was a member of the firm of Lathrop & Gage LC.

Thomas W. Harris — age 50, President, Vistawall Group since 2001. He joined Butler in 1984. He previously was Vice President Sales and Marketing from 1997 to 2000, and Vice President Vistawall Central Region in 2001.

William L. Johnsmeyer — age 55, President, BUCON, Inc. since 1990. He joined Butler in 1982 and became President, Walker Division in 1984.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

     Along with the information below incorporated by reference is the information under “Quarterly Financial Information (Unaudited)”, “Price Range of Common Stock (Unaudited)” and “Historical Review 2002-1998” on pages 35 and 36 of the Annual Report.

     On January 21, 2003, the Board of Directors declared a regular dividend of 18 cents per share, payable on April 4, 2003, to shareholders of record on March 21, 2003. The company has restrictions on the payment of dividends under certain amendments to debt covenants contained in note agreements dated June 20, 2001, March 1, 1998, and June 1, 1994 between the company and insurance companies, and the bank credit agreement dated June 20, 2001incorporated by reference to the Forms 10-Q for the quarters ended June 30, 2001, March 31, 1998 and June 30, 1994 as indicated under Item 14 and amendments dated December 17, 2002 and February 28, 2003, filed on Forms and incorporated by reference which lowered the lines of credit from $50 million to $35 million in line with the company’s needs and provided security for the company’s lenders and note holders by pledging most of the company’s domestic assets. After giving effect to the February 28, 2003 amendments, the company had approximately $10 million of retained earnings available for cash dividends and share repurchases.

Item 6. Selected Financial Data.

     The information within the “Historical Review 2002-1998” on page 36 of the Annual Report is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The information within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 9 through 16 of the Annual Report is incorporated herein by reference.

     As described in the company’s annual report, the company and its banks amended the company’s domestic credit agreement in the fourth quarter of 2002. In connection with this amendment, the company amended its private placement note agreements in February 2003 to permit the grant of a security interest in the company’s domestic cash, receivables, inventory, equipment and subsidiary stock.

     Advances under the credit agreement bear interest at rates based on either (a) the administrative lender’s base rate plus a margin ranging from 1.00% to 1.25%, payable quarterly, or (b) LIBOR plus a margin ranging from 1.75% to 2.50%, which is payable at the end of periods ranging from one to six months. The credit agreement provides for a commitment fee on the unused commitment ranging from .20% to .30%.

     Both the credit agreement, as amended, and the note agreements, as amended, contain certain operating covenants relating to such matters as restrictions on liens, investments, acquisitions, asset sales, mergers cash dividends and stock repurchases. Both the credit agreement and the note agreements contain provisions resulting in an acceleration of the company’s payment obligations upon a change in control, as defined.

     The credit agreement requires the company to satisfy certain financial covenants, as defined, that adjust periodically, including a maximum capitalization ratio of 0.45, a leverage ratio ranging from 14:1 to 4:1, minimum domestic cash at all times and at quarter-end ranging from $35 million to $10 million, minimum domestic EBITDA ranging from $0 to $15 million, minimum tangible net worth of $95 million plus 50% of net income for each quarter after December 31, 2002 (with no deduction for losses) and maximum capital expenditures of $18.5 million for 2003.

     The note agreements, as amended, require the company to satisfy certain financial covenants, as defined, that adjust periodically, including a minimum tangible net worth test of $110 million plus 50% of net income for each quarter after December 31, 2002 (with no deduction for losses), a capitalization ratio ranging from 0.50 to 0.55, a fixed charge coverage ratio ranging from 1:1 to 2:1 and a maximum subsidiary indebtedness test.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

     The information within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” on page 13 of the Annual Report is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

     The information contained within the consolidated financial statements and related notes on pages 18 through 36 of the Annual Report is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     As previously reported in the company’s Form 8-K report filed on May 16, 2002, the Board of Directors of the company, upon the recommendation of the Audit Committee, approved the dismissal of Arthur Andersen LLP as the company’s independent auditors and the appointment of KPMG LLP to serve as the company’s independent auditors for the year ending December 31, 2002. The were no disagreements with either KPMG LLP nor Arthur Andersen LLP.

PART III

Item 10. Directors of Registrant.

     Information as to pages 2 through 5 of the Proxy Statement and at page 15 relating to “Section 16(a) Beneficial Ownership Reporting Compliance”.

Item 11. Executive Compensation.

     Information related to Executive Compensation including information regarding the “Report of the Compensation and Benefits Committee on Executive Compensation,” “Summary Compensation Table,” “Option/SAR Grants In Last Fiscal Year, “ “Aggregated Option Exercises and Fiscal Year-End Option Value Table,” “Long Term Incentive Plan, “ “Pension Plan Table,” and “Restricted Stock Bonus Program” is incorporated herein by reference on pages 8 through 14 of the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     Information within the “Beneficial Ownership Table” on pages 6 through 7 of the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

     None.

Item 14. Controls and Procedures.

     The company maintains a set of disclosure controls and procedures, and internal controls designed to ensure that information requiring disclosure in our filings under the Securities Exchange Act of 1934 is recorded, summarized, and reported in the proper period in accordance with Securities and Exchange Commission rules. The company’s principal officers have evaluated the company’s disclosure controls within 90 days prior to the filing of this Annual Report on Form 10-K and have determined that disclosure controls and procedures are operating effectively as of the Evaluation Date.

     Subsequent to the company’s evaluation there have been no significant changes in internal controls or any other factors that could significantly affect internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  The following documents are filed as part of this report:

     (1)  Financial Statements:

•	“Reports of Independent Public Accountants” for the three-year period ended December 31, 2002.

•	Consolidated Balance Sheets as of December 31, 2002 and 2001.

•	Consolidated Statements of Earnings and Retained Earnings for years Ended December 31, 2002, 2001, and 2000.

•	Consolidated Statements of Comprehensive Income for years ended December 31, 2002, 2001, and 2000.

•	Consolidated Statements of Cash Flows for years ended December 31, 2002, 2001, and 2000.

•	Notes to Consolidated Financial Statements.

The foregoing have been incorporated by reference to the Annual Report as indicated under Item 8.

     (2)  Financial Statement Schedules:

Auditors’ Reports on Financial Statement and Schedule II, Valuation and Qualifying Accounts.

All other schedules are omitted because they are not applicable or the information is contained in the consolidated financial statements or notes thereto.

     (3)  Exhibits:

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the company’s form 10-Q for the quarter ended, March 31, 1996).

3.2	Bylaws of Butler Manufacturing Company as amended effective November 27, 2001 (incorporated by reference to Exhibit 3.2 of the company’s 2001 Form 10-K).

3.11	Certificate of Designation of SERIES A, CLASS, 1 PREFERRED STOCK of BUTLER MANUFACTURING COMPANY (Pursuant to Section 151 of the Delaware General Corporation Law), filed September 23, 1999, pursuant to Rights Agreement appended as Exhibit 4.3.

4.1	Note Agreement between the company and four Insurance Companies dated as of June 1, 1994 (incorporated by reference to Exhibit 4 of the company’s Form 10-Q for the quarter ended June 30, 1994).

4.1.1	First Amendment to the June 1, 1994 Note Agreement between the company and four Insurance Companies dated February 28, 2003.

4.2	Note Agreement between the company and an Insurance Company dated as of March 1, 1998 (incorporated by reference to Exhibit 4 of the company’s Form 10-Q for the quarter ended March 31, 1998).

4.2.1	First Amendment to the March 1, 1998 Note Agreement between the company and Insurance Companies dated February 28, 2003

4.3.	Rights Agreement dated September 16, 1998, between Butler Manufacturing Company and UMB Bank, N.A. which includes the form of Rights as Exhibit C (incorporated by reference to Exhibit 1.1 to the company’s Form 8-A filed September 23, 1999.).

4.4	Note Agreement between the company and Insurance Companies dated as of June 20, 2001 (incorporated by reference to Exhibit 4.2 of the company’s Form 10-Q for the quarter ended June 30, 2001).

4.4.1	First Amendment to the June 20, 2001 Note Agreement between the company and Insurance Companies dated February 28, 2003.

4.5	Credit Agreement between the company and its banks dated June 20, 2001 (incorporated by reference to Exhibit 4.1 of the company’s Form 10-Q for the quarter ended June 30, 2001).

4.5.1	Second Amendment to the credit agreement between the company and its banks dated December 17, 2002 (incorporated by reference to Exhibit 4.1.1 of the company’s 8-K issued on December 19, 2002)

4.5.2	Third Amendment to the credit agreement between the company and its banks dated February 28, 2003.

4.6	Security Agreement between the company and the banks and note holders dated February 28, 2003.

4.7	Intercreditor and Collateral Agency Agreement between the company its banks and note holders dated February 28, 2003.

5.1	Notice of a Minnesota District court’s judgment awarded the company on October 15, 2002, pertaining to its suit with Louisiana-Pacific Corporate and its Innerseal siding product (incorporated by reference to Exhibit 5 of the company’s 8-K issued on October 17, 2002).

5.2	Notice of a Minnesota District court’s final judgement awarded the company on January 27, 2003 pertaining to its suit with Louisiana-Pacific Corporation and its Innerseal siding product (incorporated by reference to Exhibit 5 of the company’s 8-K issued on January 30, 2003).

10.1	Butler Manufacturing Company Executive Deferred Compensation Plan as amended (incorporated by reference to Exhibit 4 in the company’s Registration statement on Form S-8 filed December 20, 2000 (File No. 333-52338).

10.2	Butler Manufacturing Company Stock Incentive Plan for 1987, as amended (incorporated by reference to Exhibit 10.1 to the company’s Form 10-K for the year ended December 31, 1990).

10.3	Butler Manufacturing Company Stock Incentive Plan of 1979, as amended (incorporated by reference to Exhibit 10.2 to the company’s Form 10-K for the year ended December 31, 1990).

10.4	Form of Change of Control Employment Agreements, as amended, between the company and each of six executive officers (incorporated by reference to Exhibit 10.3 to the company’s Form 10-K for the year ended December 31, 1990).

10.5	Copy of Butler Manufacturing Company Supplemental Benefit Plan as amended and restated (incorporated by reference to Exhibit 10.5 to the company’s Form 10-K for the year ended December 31, 1994).

10.6	Form of Butler Manufacturing Company Split Dollar Life Insurance Agreement (Collateral Assignment Method; Bonus Arrangement) entered into between the company and certain executive officers (incorporated by reference to Exhibit 10.6 to the company’s Form 10-K for the year ended December 31, 1994).Form of Butler Manufacturing Company Split Dollar Life Insurance Agreement (Collateral Assignment Method; Roll Out Arrangement) entered into between the company and certain executive officers (incorporated by reference to Exhibit 10.7 to the company’s Form 10-K for the year ended December 31, 1994).

10.7	Butler Manufacturing Company Stock Incentive Plan of 1996 (incorporated by reference to Exhibit 4(a) to the company’s Registration Statement Number 333-02557 on S-8 filed April 17, 1996).

10.9	Butler Manufacturing Company Director Stock Compensation Program, as amended June 20, 2000 (incorporated by reference to Exhibit 10.9 to the company’s December 31, 2000 Form 10-K).

10.10	Butler Manufacturing Company Restricted Stock Compensation Program of 1996 (incorporated by reference Exhibit 10.10 to the company’s December 31, 1997 Form 10-K).

10.11	Form of Butler Manufacturing Company Split Dollar Life Insurance Agreement (Collateral Assignment Agreement; Roll Out Arrangement) entered into between the company and certain executive officers for the year ended December 31, 2000 (incorporated by reference to Exhibit 10.11 to the company’s December 31, 2000 Form 10-K).

10.12	Butler Manufacturing Company Director Deferred Fee Plan Dated July 1, 2000 (incorporated by reference to Exhibit 10.12 to the company’s December 31, 2000 Form 10-K).

10.13	Summary of Butler Manufacturing Company’s Long Term Incentive Plan.

13.1	Butler Manufacturing Company 2002 Annual Report Pages 9 through 36 only (the information expressly incorporated herein by reference).

18.0	Accountants Preferability Letter dated August 9, 2001 and incorporated by reference to the company’s June 30, 2001 10-Q).

22.1	Set forth below is a list as of February 20, 2003 of subsidiaries of the company and their respective jurisdictions of incorporation. Subsidiaries not listed, when considered in the aggregate as a single subsidiary, do not constitute a significant subsidiary.

Jurisdiction of
Subsidiary	Incorporation

Butler Export, Inc.	Barbados
BMC Real Estate, Inc.	Delaware
BUCON, Inc.	Delaware
Butler Pacific, Inc.	Delaware
Butler Real Estate, Inc.	Delaware
Butler, S.A. de C.V.	Mexico
Butler (Shanghai) Inc.	China
Butler (Tianjin) Inc.	China
Global BMC (Mauritius) Holdings Ltd.	Mauritius
Butler Holdings, Inc.	Delaware
Comercial Butler Limitada	Chile
Lester’s of Minnesota, Inc.	Minnesota
Lester Holdings, Inc.	Delaware
Liberty Building Systems, Inc.	Delaware
Moduline Windows, Inc.	Wisconsin

23.1	Consent of KPMG LLP (incorporated by reference to page 18 of this report).

24.1	Power of Attorney to sign this Report by each director.

(b)	The company has filed several reports on Form 8-K since the end of the third quarter ended September 30, 2002.

•	Form 8-K dated October 17, 2003 referenced $29.6 million Jury Award.

•	Form 8-K dated December 23, 2003 referenced Second Amendment to Bank Credit Agreement.

•	Form 8-K dated January 30, 2003 referenced Jury Award.

•	Form 8-K dated February 10, 2003 referenced Waiver and Amendment to Credit Agreement.

* * * * * *

     The calculation of the aggregate market value the company’s Common Stock held by non-affiliates shown on the front of the cover page assumes that directors are affiliates. Such assumption does not reflect a belief by the company or any director that any director is an affiliate of the company.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of March, 2003.

BUTLER MANUFACTURING COMPANY

BY /s/ John J. Holland John J. Holland Chairman and CEO

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the dates indicated.

/S/ John J. Holland John J. Holland	Chairman and CEO and Director (Principal Executive Officer)	March 3, 2003

/S/ Ronald E. Rutledge Ronald E. Rutledge	President and Director	March 6, 2003

/S/ Larry C. Miller Larry C. Miller	Vice President-Finance (Principal Financial Officer)	March 3, 2003

/S/ John T. Cole John T. Cole	Controller (Principal Accounting Officer)	March 3, 2003

/S/ K. Dane Brooksher K. Dane Brooksher	Director	March 4, 2003

/S/ Gary M. Christensen Gary M. Christensen	Director	March 4, 2003

/S/ Susan F. Davis Susan F. Davis	Director	March 3, 2003

/S/ C.L. William Haw C.L. William Haw	Director	March 4, 2003

/S/ Mark A. McCollum Mark A. McCollum	Director	March 3, 2003

/S/ Gary L. Tapella Gary L. Tapella	Director	March 4, 2003

/S/ William D. Zollars William D. Zollars	Director	March 6, 2003

Certification of Principal Executive Officer

I, John J. Holland certify that:

1.     I have reviewed this annual report on Form 10-K of Butler Manufacturing Company;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

March 13, 2003 Dated	/s/ John J. Holland John J. Holland Chairman and Chief Executive Officer

Certification Of Principal Financial Officer

I, Larry C. Miller certify that:

1.     I have reviewed this annual report on Form 10-K of Butler Manufacturing Company;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 13, 2003 Dated	/s/ Larry C. Miller Larry C. Miller Vice President - Finance, and Chief Financial Officer

Independent Auditors’ Consent

The Board of Directors
Butler Manufacturing Company

We consent to the incorporation by reference in the registration statements (No. 333-14464, 2-63830, 2-55753, 333-02285, 333-02557, and 333-52338) on Form S-8 of Butler Manufacturing Company of our reports dated February 28, 2003, with respect to the consolidated balance sheet of Butler Manufacturing Company as of December 31, 2002 and the related consolidated statement of earnings and retained earnings, comprehensive income, and cash flows for the year then ended which reports appear in this 10-K and in the December 31, 2002, annual report incorporated by reference in this form 10-K.

KPMG LLP

Kansas City, Missouri,
March 13, 2003

BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
KANSAS CITY, MISSOURI

Consolidated Financial Statement Schedules
(Form 10-K)

December 31, 2002, 2001, 2000

(With Auditors’ Reports Thereon)

Independent Auditors’ Report

To the Shareholders of Butler Manufacturing Company:

Under date of February 28, 2003, we reported on the consolidated balance sheet of Butler Manufacturing Company and subsidiaries as of December 31, 2002, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the year then ended, which are incorporated by reference in this Form 10-K. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related 2002 consolidated financial statement schedule in the Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audit. The consolidated financial statements and schedules of the company as of December 31, 2001 and for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations. Those auditors’ report, dated January 29, 2002, on those financial statement schedules, expressed an unqualified opinion.

In our opinion, the 2002 financial statement schedule, when considered in relation to the basic 2002 consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG LLP

Kansas City, Missouri
February 28, 2003

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

/S/ ARTHUR ANDERSEN LLP

ARTHUR ANDERSEN LLP

Kansas City, Missouri,
January 29, 2002

This audit report of Arthur Andersen LLP, our former independent public accountants, is a copy of the original report dated January 29, 2002 rendered by Arthur Andersen LLP on our consolidated financial statements incorporated by reference our form 10-K filed on March 26, 2002, and schedule included in our form 10-K filed on Schedule II and has not been reissued by Arthur Andersen LLP since that date. This report refers to financial statements and schedule not physically included in the annual report or this filing.

SCHEDULE II

BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES

Valuation and Qualifying Accounts

(Thousands of Dollars)

	Balance at	Charged					Balance
	beginning	to			Less:		at end
Description	of year	earnings		Other	Deductions		of year

				(A)
Allowance for Losses on Accounts Receivable:
2002	$7,138	$3,286		$(1,213)	$1,715		$7,496
2001	$5,130	$3,768		$(196)	$1,564		$7,138
2000	$4,674	$1,620		$178	$1,342		$5,130
Restructuring Reserve:
2002	$2,105	$1,367	(B)	$—	$1,947	(C)	$1,525
2001	$—	$3,854	(B)	$—	$1,749	(C)	$2,105
2000	$885	$—		$(620)	$265		$—

(A)	Includes reclasses, transfers, and/or recoveries of reserve balances including a recovery of a large receivable in the Construction Services segment in 2002.

(B)	Represents the Butler Europe accrual of Restructuring Reserves for employee separation and termination costs, Legal costs, and other related costs to dispose of the business. An additional amount was accrued in 2002 for Separation, termination, and legal costs association with the dissolution of the European building business.

(C)	Represents the utilization of the Butler Europe Restructuring Reserve in 2001 and 2002

EXHIBIT INDEX

EXHIBITS	DESCRIPTION
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to company’s form 10-Q for the quarter ended, March 31, 1996).
3.2	Bylaws of Butler Manufacturing Company as amended effective November 27, 2001.
3.11	Certificate of Designation of SERIES A, CLASS, 1 PREFERRED STOCK of BUTLER Delaware General Corporation Law), MANUFACTURING COMPANY (Pursuant to Section 151 of the filed September 23, 1999, pursuant to Rights Agreement appended as Exhibit 4.3.
4.1	Note Agreement between the company and four Insurance Companies dated as of June 1, 1994 (incorporated by reference to Exhibit 4 of the company’s Form 10-Q for the quarter ended June 30, 1994).
4.1.1	First Amendment to the June 1, 1994 Note Agreement between the company and four Insurance Companies dated February 28, 2003.
4.2	Note Agreement between the company and an Insurance Company dated as of March 1, 1998 (incorporated by reference to Exhibit 4 of the company’s Form 10-Q for the quarter ended March 31, 1998).
4.2.1	First Amendment to the March 1, 1998 Note Agreement between the company and Insurance Companies dated February 28, 2003.
4.3	Rights Agreement dated September 16, 1998, between Butler Manufacturing Company and UMB Bank, N.A. which includes the form of Rights as Exhibit C (incorporated by reference to Exhibit 1.1 to the company’s Form 8-A filed September 23, 1999.
4.4	Note Agreement between the company and Insurance Companies dated as of June 20, 2001 (incorporated by reference to Exhibit 4.2 of the company’s Form 10-Q for the quarter ended Juned 30, 2001).
4.4.1	First Amendment to the June 20, 2001 Note Agreement between the company and Insurance Companies dated February 28, 2003.
4.5	Credit Agreement between the company and its banks dated June 20, 2001 (incorporated by reference to Exhibit 4.1 of the company’s Form 10-Q for the quarter ended June 30, 2001).
4.5.1	Second Amendment to the credit agreement between the company and its banks dated December 17, 2002 (incorporated by reference to Exhibit 4.1.1 of the company’s 8-K issued on December 19, 2002)
4.5.2	Third Amendment to the credit agreement between the company and its banks dated February 28, 2003
4.6	Security Agreement between the company its banks and note holders dated February 28, 2003.

4.7	Intercreditor and Collateral Agency Agreement between the company its banks and note holders dated February 28, 2003.
5.1	Notice of a Minnesota District court’s judgment awarded the company on October 15, 2002, pertaining to its suit with Louisiana-Pacific Corporate and its Innerseal siding product (incorporated by reference to Exhibit 5 of the company’s 8-K issued on October 17, 2002).
5.2	Notice of a Minnesota District court’s final judgement awarded the company on January 27, 2003 pertaining to its suit with Louisiana-Pacific Corporation and its Innerseal siding product (incorporated by reference to Exhibit 5 of the company’s 8-K issued on January 30, 2003).
10.1	Butler Manufacturing Company Executive Deferred Compensation Plan as amended (incorporated by reference to Exhibit 4 to the company’s Registration Statement on Form S-8 filed December 20, 2000 (File No 333-52338).
10.2	Butler Manufacturing Company Stock Incentive Plan for 1987, as amended (incorporated by reference to Exhibit 10.1 to the company’s Form 10-K for the year ended December 31, 1990).
10.3	Butler Manufacturing Company Stock Incentive Plan of 1979, as amended (incorporated by reference to Exhibit 10.2 to the company’s Form 10-K for the year ended December 31, 1990).
10.4	Form of Change of Control Employment Agreements, as amended, between the company and each of six executive officers (incorporated by reference to Exhibit 10.3 to the company’s Form 10-K for the year ended December 31, 1990).
10.5	Copy of Butler Manufacturing Company Supplemental Benefit Plan as amended and restated (incorporated by reference to Exhibit 10.5 to the company’s Form 10-K for the year ended December 31, 1994).
10.6	Form of Butler Manufacturing Company Split Dollar Life Insurance Agreement (Collateral Assignment Method; Bonus Arrangement) entered into between the company and certain executive officers (incorporated by reference to Exhibit 10.6 to the company’s Form 10-K for the year ended December 31, 1994).
10.7	Form of Butler Manufacturing Company Split Dollar Life Insurance Agreement (Collateral Assignment Method; Roll Out Arrangement) entered into between the company and certain executive officers (incorporated by reference to Exhibit 10.7 to the company’s Form 10-K for the year ended December 31,1994).
10.8	Butler Manufacturing Company Stock Incentive Plan of 1996 (incorporated by reference to Exhibit 4(a) to the company’s Registration Statement Number 333-02557 on S-8 filed April 17, 1996).
10.9	Butler Manufacturing Company Director Stock Compensation Program as amended June 20, 2000.

10.10	Butler Manufacturing Company Restricted Stock Compensation Program of 1996 (incorporated by reference to the Exhibit 10.10 to the company’s December 31, 1997 Form 10-K).
10.11	Form of Butler Manufacturing Company Split Dollar Life Insurance Agreement (Collateral Assignment Agreement; Roll Out Arrangement) entered into between the company and certain executive officers for the year ended December 31, 2000(incorporated by reference to Exhibit 10.11 to the company’s December 31, 2000 Form 10-K).
10.12	Butler Manufacturing Company Director Deferred Fee Plan Dated July 1, 2000 (incorporated by reference to Exhibit 10.12 to the company’s December 31, 2000 Form 10-K).
10.13	Summary of Butler Manufacturing Company’s Long Term Incentive Plan.
13.1	Butler Manufacturing Company 2002 Annual Report Pages 9 through 36 only (the information expressly incorporated herein by reference).
18.0	Accountants Preferability Letter dated August 9, 2001 and incorporated by reference to the company’s June 30, 2001 10-Q).
22.1	Set forth below is a list as of February 20, 2003 of subsidiaries of the company and their respective jurisdictions of incorporation. Subsidiaries not listed, when considered in the aggregate as a single subsidiary, do not constitute a significant subsidiary.

Jurisdiction of
Subsidiary	Incorporation

Butler Export, Inc.	Barbados
BMC Real Estate, Inc.	Delaware
BUCON, Inc.	Delaware
Butler Pacific, Inc.	Delaware
Butler Real Estate, Inc.	Delaware
Butler, S.A. de C.V.	Mexico
Butler (Shanghai) Inc.	China
Butler (Tianjin) Inc.	China
Global BMC (Mauritius) Holdings Ltd.	Mauritius
Butler Holdings, Inc.	Delaware
Comercial Butler Limitada	Chile
Lester of Minnesota, Inc.	Minnesota
Lester Holdings, Inc.	Delaware
Liberty Building Systems, Inc.	Delaware
Moduline Windows, Inc.	Wisconsin

23.1	Consent of KPMG LLP (incorporated by reference to page 14 of this report).
24.1	Power of Attorney to sign this and other SEC Reports by each director.