Form 10-Q
period 2003-03-31
BUTLER MANUFACTURING CO
filed 2003-05-15
CIK 15840

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2003
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from       to         .
                                                     ------    -------

                        COMMISSION FILE NUMBER 001-12335


                          BUTLER MANUFACTURING COMPANY
             (Exact name of registrant as specified in its charter)


            DELAWARE                                   44-0188420
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)


                1540 GENESSEE STREET, KANSAS CITY, MISSOURI 64102
                    (Address of principal executive offices)

                                 (816) 968-3000
              (Registrant's telephone number, including area code)

            The name, address and fiscal year of the Registrant have not changed since the last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X  NO    .
    ---    ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
YES  X  NO    .
    ---    ---
The registrant had 6,328,051 shares of common stock outstanding at March 31, 2003.

                                      INDEX


PART I. - FINANCIAL INFORMATION                                                                     Page Number

ITEM 1.       Financial Statements

       (1)    Consolidated Financial Statements (unaudited)

              Consolidated Statements of Operations for the Three Months
              Ended March 31, 2003 and 2002                                                               3

              Consolidated Statements of Comprehensive Income (Loss) for the Three Months
              Ended March 31, 2003 and 2002                                                               4

              Consolidated Balance Sheets as of March 31, 2003 and
              December 31, 2002                                                                           5

              Consolidated Statements of Cash Flows for the Three Months
              Ended March 31, 2003 and 2002                                                               6

       (2)    Notes to Consolidated Financial Statements                                                  7


ITEM 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                       11

ITEM 3.       Quantitative and Qualitative Disclosure About Market Risk                                   16

ITEM 4.       Controls and Procedures                                                                     16

PART II. - OTHER INFORMATION

ITEM 4        Submission of Matters to a Vote of Security Holders                                         17

ITEM 5        Letter of Intent to Sell Lester Division                                                    17

ITEM 6.       Exhibits and Reports on Form 8-K                                                            18

              Signatures                                                                                  19

              Certifications                                                                              20


                  BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

               For the three months ended March 31, 2003 and 2002

                                   (unaudited)
                   ($000's omitted except for per share data)


                                                                 2003                2002
                                                         ----------------    -----------------

Net sales                                                      $ 169,767            $ 182,852
Cost of sales                                                    148,347              160,733
                                                         ----------------    -----------------
      Gross profit                                                21,420               22,119

Selling, general and administrative expenses                      26,542               27,837
                                                         ----------------    -----------------
Operating loss                                                    (5,122)              (5,718)

Other expense, net                                                  (996)                 (70)
                                                         ----------------    -----------------

       Operating  loss and other expense (net)                    (6,118)              (5,788)
Interest expense                                                   2,146                1,958
                                                         ----------------    -----------------
       Pretax loss                                                (8,264)              (7,746)

Income tax benefit                                                 4,349                2,378
                                                         ----------------    -----------------
       Net loss                                                  $(3,915)            $ (5,368)
                                                         ================    =================

Basic loss per common share                                      $ (0.62)             $ (0.85)
                                                         ================    =================
Diluted loss per common share                                    $ (0.62)             $ (0.85)
                                                         ================    =================


Basic weighted average number of shares                         6,335,289            6,290,239
Diluted weighted average number of shares                       6,335,289            6,290,239



          See Accompanying Notes to Consolidated Financial Statements.

                  BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

               For the three months ended March 31, 2003 and 2002

                                   (unaudited)
                                ($000's omitted)

                                                                                          2003              2002
                                                                                    --------------    --------------
Net loss                                                                               $ (3,915)         $ (5,368)
       Other comprehensive income:
           Foreign currency translation and hedging activity                                175               244
                                                                                    --------------    --------------
Comprehensive loss                                                                     $ (3,740)         $ (5,124)
                                                                                    ==============    ==============

          See Accompanying Notes to Consolidated Financial Statements.

                  BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      March 31, 2003 and December 31, 2002
                                ($000's omitted)

                                                                                       2003                    2002
                                                                                  --------------          --------------
                                                                                    (unaudited)               (audited)

ASSETS
     Current assets:
          Cash and cash equivalents                                                    $ 62,321                $ 75,778
          Receivables, net                                                               88,098                  95,002
          Inventories:
               Raw materials                                                             25,351                  23,108
               Work in process                                                            9,504                   7,608
               Finished goods                                                            36,657                  36,283
               LIFO reserve                                                              (9,666)                 (9,510)
                                                                                  --------------          --------------
                    Total inventory                                                      61,846                  57,489

          Real estate developments                                                        5,598                  13,203
          Net current deferred tax assets                                                26,783                  25,238
          Other current assets                                                           17,900                  14,492
                                                                                  --------------          --------------
               Total current assets                                                     262,546                 281,202

     Investments and other assets                                                        60,245                  50,684
     Assets held for sale                                                                 3,684                   3,684

     Property, plant and equipment, at cost                                             287,482                 283,746
          Less accumulated depreciation                                                (166,442)               (163,482)
                                                                                  --------------          --------------
               Net property, plant and equipment                                        121,040                 120,264
                                                                                  --------------          --------------
                                                                                      $ 447,515               $ 455,834
                                                                                  ==============          ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
          Short-term debt                                                              $ 12,288               $   6,273
          Accounts payable                                                               54,346                  58,578
          Dividends payable                                                               1,140                   1,136
          Accrued liabilities                                                           107,602                 110,110
          Taxes on income                                                                 8,711                  10,665
                                                                                  --------------          --------------
               Total current liabilities                                                184,087                 186,762

     Net noncurrent deferred tax liabilities                                              4,799                   4,442
     Other noncurrent liabilities                                                        20,408                  19,393
     Long-term debt, less current maturities                                             93,648                  96,066

     Shareholders' equity:
         Common stock, no par value, authorized 20,000,000
            shares, issued 9,088,200 shares, at stated value,
            outstanding 6,328,051 in 2003 and 6,310,502 in 2002                          12,623                  12,623
         Foreign currency translation, hedging activity, and minimum
             pension liability                                                          (16,318)                (16,493)
         Retained earnings                                                              212,134                 217,307
                                                                                  --------------          --------------
                                                                                        208,439                 213,437
         Less cost of common stock in treasury, 2,760,149 shares
             in 2003 and 2,777,698 shares in 2002                                        63,866                  64,266
                                                                                  --------------          --------------
          Total shareholders' equity                                                    144,573                 149,171

                                                                                      $ 447,515               $ 455,834
                                                                                  ==============          ==============

          See Accompanying Notes to Consolidated Financial Statements.

                  BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               For the three months ended March 31, 2003 and 2002

                                   (unaudited)
                                ($000's omitted)

                                                                                         2003                  2002
                                                                                  --------------          --------------
Cash flows from operating activities:
     Net loss                                                                         $  (3,915)               $ (5,368)
     Adjustments to reconcile net earnings provided by and used in operating activities:
          Depreciation and amortization                                                   5,538                   4,533
          Equity in earnings (loss) of joint ventures                                       (17)                     15
    Change in asset and liabilities:
          Receivables                                                                     6,904                  14,731
          Inventories                                                                    (4,357)                  2,887
          Real estate developments in progress                                            7,605                      (9)
          Net current deferred tax assets                                                (1,188)                      -
          Other current assets and liabilities                                          (12,140)                (20,406)
          Other noncurrent operating assets and liabilities                              (8,949)                  1,308
                                                                                  --------------          --------------
               Net cash used by operating activities                                    (10,519)                 (2,309)

Cash flows from investing activities:
     Capital expenditures - property, plant, & equipment                                 (4,759)                 (1,602)
     Capital expenditures - software                                                     (1,254)                 (2,314)
                                                                                  --------------          --------------
               Net cash used by investing activities                                     (6,013)                 (3,916)

Cash flows from financing activities:
     Payment of dividends                                                                (1,135)                 (1,130)
     Proceeds from issuance of long-term debt                                             1,370                       -
     Repayment of long-term debt                                                           (249)                   (203)
     Net change in short-term debt                                                        2,476                    (160)
     Issuance of treasury stock                                                             400                     360
     Purchase of treasury stock                                                               -                      (2)
                                                                                  --------------          --------------
               Net cash provided (used) by financing activities                           2,862                  (1,135)

Effect of exchange rate changes                                                             213                      54
                                                                                  --------------          --------------
     Net decrease in cash and cash equivalents                                          (13,457)                 (7,306)
Cash and cash equivalents at beginning of year                                           75,778                  52,569
                                                                                  --------------          --------------

Cash and cash equivalents at March 31                                                  $ 62,321                $ 45,263
                                                                                  ==============          ==============


          See Accompanying Notes to Consolidated Financial Statements.

                  BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in Butler Manufacturing Company's 2002 Form 10-K. It is suggested that those consolidated statements be read in conjunction with this report. The year-end financial statements presented were derived from the company's audited financial statements. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary for a fair presentation of the financial position of Butler Manufacturing Company and the results of its operations.

NOTE 2 -- GOODWILL
In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No.
141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), effective for fiscal years beginning after December 15, 2001. These Statements eliminated the pooling-of-interests method of accounting for business combinations and the systematic amortization of goodwill. SFAS No. 141 applies to all business combinations with a closing date after June 30, 2001, of which the Company had no such activity. At the beginning of fiscal 2002, the company adopted SFAS No. 142. Under the new standard, purchased goodwill is no longer amortized over its useful life, but will be subject to annual impairment tests. As of January 1, 2002, and per the results of the annual impairment test prepared in the third quarter of 2002, no impairment charge was recorded by the company related to goodwill.

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

The International Buildings Systems segment presently consists of the company's Asian metal buildings business. This business supplies pre-engineered metal buildings for commercial, community, industrial, and agricultural applications, primarily for the Asian markets. The European metal buildings business, which was included in this segment, was sold in second quarter of 2002.

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

The accounting policies for the segments are the same as those described in the summary of significant accounting policies as included in the company's 2002 form 10-K. Butler Manufacturing Company's reportable segments are strategic business units that offer products and services for different markets. They are managed separately because each business requires different technology and expertise. The Other category in the Segments tables that follow includes intersegment sales eliminations, corporate expenses, and corporate assets not otherwise allocated to a specific segment.

                                                                                            Three Months
NET SALES                                                                                  Ended March 31,
(Thousands of dollars)                                                                 2003             2002
---------------------------------------------------------------------------------------------------------------
North American Building Systems                                                      $ 80,481         $ 78,487
International Building Systems                                                         22,160           21,592
Architectural Products                                                                 52,866           51,581
Construction Services                                                                  18,801           37,750
Real Estate                                                                                 0                0
Other
                                                                                       (4,541)          (6,558)
                                                                             ----------------------------------
                                                                                    $ 169,767        $ 182,852
                                                                             ==================================



Net sales represent revenues from sales to affiliated and unaffiliated customers before elimination of intersegment sales, which is included in Other. Intersegment eliminations are primarily sales between North American Building Systems and Architectural Products segments to the International Building Systems and Construction Services segments.

                                                                                           Three Months
PRETAX EARNINGS (LOSSES)                                                                  Ended March 31,
(Thousands of dollars)                                                                 2003             2002
---------------------------------------------------------------------------------------------------------------
North American Building Systems                                                     $  (6,435)       $  (4,252)
International Building Systems                                                          2,111              (29)
Architectural Products                                                                  2,065              909
Construction Services                                                                     281              777
Real Estate                                                                              (617)             555
Other                                                                                  (5,669)          (5,706)
                                                                             ----------------------------------
                                                                                    $  (8,264)       $  (7,746)
                                                                             ==================================

The Other classification represents unallocated corporate expenses.


TOTAL ASSETS                                                                         March 31,    December 31,
(Thousands of dollars)                                                                 2003           2002
---------------------------------------------------------------------------------------------------------------
North American Building Systems                                                      $ 127,632       $ 132,688
International Building Systems                                                          76,287          77,159
Architectural Products                                                                 104,865         104,474
Construction Services                                                                   16,632          17,807
Real Estate                                                                             32,097          30,379
Other                                                                                   90,002          93,327
                                                                             ----------------------------------
                                                                                     $ 447,515       $ 455,834
                                                                             ==================================

Total assets represent assets used by each business segment. Other represents cash and cash equivalents, assets held for sale, corporate equipment, and miscellaneous other assets which are not related to a specific business segment.

NOTE 4 - RESTRUCTURING AND ASSET IMPAIRMENT CHARGES
In December 2001, the company's board of directors approved the disposition of its European metal buildings business. As a result, the company recorded a $3.8 million pretax charge in connection with this decision. In addition, the company recorded a $4.3 million pretax charge for the impairment of certain assets. During 2002, $1.9 million of the restructuring reserve was utilized and an additional $1.4 million was accrued for severance, termination and legal costs. During the first quarter of 2003, $.4 million was utilized for severance and other employee separation costs. At March 31, 2003, $1.2 million remains in the restructuring reserve for legal, severance and other benefits costs, and other closing costs. The sale was completed in the third quarter of 2002.

NOTE 5 - INDEBTEDNESS
In June 2001, the company entered into a $50 million bank credit facility and issued $50 million of senior unsecured notes in a private placement. The bank credit facility was subsequently amended in December 2002 to a $35 million facility with sub limits of up to $30 million for letters of credit and $10 million for cash advances.

After giving effect to all amendments, interest on advances under the credit facility is based on either (a) the banks' base rate, which is the higher of the federal funds rate plus .50% or the prime rate, plus a margin ranging from 1.0% to 1.25%, or (b) LIBOR plus a margin ranging from 1.75% to 2.5%. Interest on base rate advances is payable quarterly and is payable on LIBOR advances at the end of periods ranging from one to six months. The credit facility provides for a commitment fee on unused advances ranging from .20% to .30%. Commitments under the credit facility expire on June 20, 2004, at which time any outstanding advances are payable. The agreement contains certain operating covenants, including restrictions on guarantees, liens, investments, acquisitions, asset sales, mergers, dividend payments, capital expenditures, and additional debt. The agreement also requires the company to maintain a capitalization ratio, as defined, of 0.45 to 1, and a leverage ratio, as defined, of 14.0 to 1, through the fiscal quarter ending June 30, 2003, 7.0 to 1 at the end of the fiscal quarter ending September 30, 2003, and 4.0 to 1 at the end of any fiscal quarter thereafter. The agreement also requires the company to maintain minimum domestic cash at all times and as of the last day of each fiscal quarter. In addition, the agreement requires domestic earnings before interest, taxes, depreciation, and amortization (EBITDA) for the trailing four fiscal quarters to be zero through June 30, 2003, $5 million at the end of the fiscal quarter ending September 2003, and $15 million thereafter through March 31, 2004. At March 31, 2003 the company was in compliance with all covenants.

At March 31, 2003, $50 million principal amount of the company's 2001 private placement senior notes was outstanding. After giving effect to amendments in the first quarter of 2003, the notes carry a fixed interest rate of 8.12%, plus an additional 1.25% until certain financial tests are met as further described below. Interest is payable semi-annually on June 30 and December 30 and principal is payable in equal annual installments of $4.55 million commencing December 30, 2006, with the final installment due on December 30, 2016.

At March 31, 2003, $35 million principal amount of the company's 1998 private placement senior notes was outstanding, After giving effect to amendments in the first quarter of 2003, the notes carry a fixed interest rate of 6.82%, plus an additional 1.25% until certain financial tests are met as further described below. Interest is payable semi-annually on March 20 and September 20 and principal is payable in equal annual installments of $3.5 million commencing March 20, 2004, with the final installment due on March 20, 2013.

At March 31, 2003, $5 million principal amount of the company's 1994 private placement senior notes was outstanding. After giving effect to amendments in the first quarter of 2003, the notes carry a fixed interest rate of 8.27%, plus an additional 1.25% until certain financial tests are met as further described below. Interest is payable semi-annually on June 30 and December 30 and principal payable in equal annual installments of $5 million, with the final installment due on December 30, 2003.

In the first quarter of 2003, the company and its note holders amended the 2001, 1998, and 1994 notes, which increased the interest rate for all three notes by 1.5%. Of the increase, .25% is permanent, .5% is applicable until the company has modified or replaced its bank credit facility on a pari passu basis with the notes and .75% is applicable until the later of the bank credit facility being modified or replaced on a pari passu basis and the fixed charge ratio as defined in the note exceeds 2.25 for two consecutive four trailing quarters. Related to the amendment, the company entered into a Security Agreement with the Note Holders and the bank credit facility lenders whereby the company granted these lenders a security interest in its domestic accounts, domestic inventory, domestic subsidiary stock and certain other personal property. These lenders also entered into an Intercreditor Agreement.

The amended note agreements contain certain operating covenants, including restrictions on liens, additional indebtedness, and asset sales, and require the company to maintain adjusted consolidated tangible net worth, defined as $110 million plus the cumulative sum of 50% of consolidated net income for each fiscal quarter ending after December 31, 2002. The company is required to maintain a fixed charge coverage ratio of 1.0 to 1 for fiscal quarters ending March 31, 2003 and June 30, 2003, with periodic increases through June 30, 2005 and 2.0 to 1 thereafter,. Restricted payments including dividends and treasury stock purchases, may not in the aggregate exceed the sum of $10 million, plus 75% of consolidated net income or less 100% of any deficit for each fiscal quarter subsequent to March 31, 2003. At March 31, 2003 the company was in compliance with all covenants.

Due to the continued soft market demand and competitive pricing for the company's products, which may continue to adversely impact the company's earnings and cash flow, the company anticipates that it may not be in compliance with certain loan covenants in future periods. As a result, the company may need to obtain amendments to loan agreements with its lenders to reset certain financial covenants, or enter into new credit facilities with alternative lenders. If it is required to take such steps, although there is no assurance, management believes the company will be able to amend its existing agreements or enter into new agreements with alternative lenders.


NOTE 6 - STOCK OPTION PLANS
The company records stock compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under APB 25, no charges are made to earnings in accounting for stock options granted because all options are granted with an exercise price equal to the fair market value at the date of grant. If the amounts received when options are exercised are different than the carrying value of treasury stock issued, the difference is recorded in retained earnings.

Stock options were granted to key employees under the 1996 Stock Incentive Plan and to outside Directors under 2002 Stock Option Plan for Outside Directors. The company granted nonqualified stock options to key employees totaling 87,500 shares in the first quarter of 2003 and 44,000 shares in the first quarter of 2002. Options totaling 4,000 shares were also granted in the first quarter of 2003 to a Director under the 2002 Stock Option Plan for Outside Directors. Options were granted at a fixed exercise price based on fair market value on the date of the grant and expire no more than ten years from the date of grant. Options granted to employees in 2003 and 2002 vest one year after the date of grant and expire ten years from the date of grant. Options under the Outside Directors Plan vest on the 184th day after January 22, 2003, and are fully exercisable thereafter.

In January 2003, the FAB issued SFAS No. 148 " Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No 148 amended Statement No. 123 and provide for alternative methods of transition for a voluntary change to the fair value method of accounting for stock-base compensation. In addition it requires more frequent and prominent financial statement disclosure of the effect on the company's net earnings and earnings per share (EPS). Using the Black Scholes option pricing model to calculate the fair value of stock options on their date of grant, and the assumptions below, the effect on the company's net losses for the quarters if the options were accounted for under the fair value method are shown in the table below. The following assumptions were used to calculate the fair value of options granted:


Assumption                    2003           2002
-------------------------------------------------------------
Dividend yield                4.5%           3.7%
Risk-free interest rate       2.8%           3.8%
Volatility                     32%            25%
Life of option             5-10 years       5-10 years




                                                  First Quarter
Dollars in millions                              2003       2002
-------------------                            -------------------
Net loss as reported                           $  (3.9)   $  (5.4)
   After tax effect of SFAS No. 123                (.2)       (.1)
Net earnings (loss) after SFAS No. 123         $  (4.1)   $  (5.5)

EPS effect in dollars
---------------------
Diluted, EPS as reported                       $ (0.62)   $ (0.85)
   EPS effect of SFAS No. 123                  $ (0.03)   $ (0.02)

NOTE 7. -- SUBSEQUENT EVENTS-LESTER BUILDING ASSET SALE

On May 15, 2003, the company announced that it had signed a letter of intent to sell substantially all of the assets of the Lester Building Systems business to a management team headed by the current Lester division president.

While the financial terms of the transaction were not disclosed, the company anticipates it will record an aftertax charge upon sale of approximately $4.3 million, or $.68 per share. The anticipated pretax charge is approximately $7 million, including noncash charges of approximately $6.5 million for the write-down of assets to net sale value. Per the letter of intent, the company will provide seller financing to the new owners. The sale is subject to contingencies common to such transactions, including due diligence reviews, board approvals, financing, lender consents, and the negotiation of a definitive agreement.

The company anticipates completing a definitive purchase agreement during the next several weeks, with the closing of the transaction occurring late in the second quarter or early in the third quarter of this year.

The transaction excludes the recent jury verdict awarded to the company related to a lawsuit involving Louisiana-Pacific Corporation. It is expected that the original award of $29.6 million is currently under appeal. It is expected that the company and the new owners of the Lester Building Systems business will work cooperatively during the appeal process to bring this litigation to its conclusion.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Net sales were $170 million for the first quarter 2003 compared with $183 million in 2002, 7% lower than a year ago. Lower sales were due to a continued weak domestic nonresidential construction market. The North American Building Systems and the Architectural Products segments reported higher sales than a year ago, though not enough to offset the lower sales in the Construction Services Segment. Sales in the North American Building Systems Segment were $80.5 million, an increase of 3% compared with the first quarter a year ago, while the Architectural Products Segment sales were $52.9 million, an increase of 2.5% from a year ago. The International Building Systems Segment sales increased 2.6% compared with the prior year, while the Construction Services Segment reported a decline in sales of $19 million, 50% lower than the first quarter of a year ago. While 2003 activities have slowed for the Construction Services Segment due to the general market, the comparable quarter in 2002 was relatively strong for this business. The Real Estate Segment reported no sales in the first quarter of 2003 and 2002.

The North American Building Systems Segment sales increase of 3% was due to higher sales in the domestic pre-engineered metal buildings business, as the Lester wood frame buildings business reported lower sales for the same period. The International Building Systems sales increase was all in China, whose markets remained strong through the first quarter of 2003. European sales of $2.7 million were reported in this segment in 2002, and none were reported in 2003 due to the sale of this business in July 2002. The revenues of the Construction Services and Real Estate segments are primarily project related, and as such, quarterly comparisons of revenue are not as meaningful as in the company's more manufacturing oriented businesses.

The company's gross profits declined 3.2% to $21.4 million in the first quarter 2003 compared with a year ago, with the majority of the decline occurring in the North American Building Systems and Construction Services segments. The decline in gross profits was due to a continued sluggish nonresidential construction market, along with higher costs for health care insurance, general insurance, and pension costs. The decline in gross profits in these segments more than offset increases in gross profit experienced in the International Building Systems and Architectural Products segments.

Other expenses were higher during the first quarter of 2003 due to lower rental income and cumulative depreciation expense recorded on a completed project in the Real Estate Segment whose prospect for sale extended beyond one year.

Selling, general, and administrative expenses of $27 million for the first quarter 2003 were 5% lower than a year ago. The decline in selling, general, and administrative expenses was due to lower business activity and tighter controls over expenses. Interest expense was $2.1 million, about 10% higher than the comparable period a year ago and due to higher effective interest rates on the company's long-term debt.

The pretax loss for the quarter ended March 31, 2003 was $3.9 million, compared with a loss of $5.4 million a year ago. The tax benefit for the quarter was greater in 2003 due to greater domestic losses, the settlement of prior year tax audits resulting in a $.4 million tax benefit recognized in the current year, and a lower effective tax rate on foreign earnings. The net loss for the first quarter 2003 was $3.9 million or $.62 per share compared with a $5.4 million or $.85 per share loss a year ago.

LIQUIDITY AND CAPITAL RESOURCES
Since December 2002, cash and cash equivalents decreased $13 million to $62 million due to a decline in cash flows from operations and investing activities. Receivables declined primarily due to lower sales in the Construction Services Segment. Inventories increased in both the North American and International Building Systems segment, the latter due to continuing growth. Real estate developments in progress declined primarily due to the reclass of a real estate project to a long term asset classification from a current asset due to its anticipated sale extending beyond one year. Investments and other assets increased during the first quarter 2003 due primarily to the real estate project reclass mentioned above. Cash from investing activities was used primarily for capital expenditures. Capital expenditures were $4.8 million at March 31, 2003, compared with $1.6 million a year ago. Capital expenditures were incurred primarily in the North American Building Systems Segment to maintain ongoing operations and for targeted growth initiatives. Cash from financing activities was used for payment of dividends, and scheduled long-term debt payments, while cash was provided from the issuance of short-term debt for the financing of real estate development projects.

In June 2001, the company entered into a $50 million bank credit facility which was subsequently amended in December 2002 to a $35 million credit facility with sub limits of $30 million for letters of credit and $10 million for cash advances. There were no borrowings under the credit facility for the quarter ended March 31, 2003. Commitments under the credit facility expire on June 20, 2004, at which time any outstanding advances are payable. The company's foreign operations maintain separate lines of credit with local banks of approximately $6 million, with no utilization at March 31, 2003. For the three months ended March 31, 2002 and 2003, there were no domestic short-term borrowings. After giving effect to all amendments, interest on advances under the credit facility is based on either (a) the banks' base rate, which is the higher of the federal funds rate plus .50% or the prime rate, plus a margin ranging from 1.0% to 1.25%, or (b) LIBOR plus a margin ranging from 1.75% to 2.5%. Interest on base rate advances is payable quarterly and is payable on LIBOR advances at the end of periods ranging from one to six months. The credit facility provides for a commitment fee on unused advances ranging from .20% to .30%. Commitments under the credit facility expire on June 20, 2004, at which time any outstanding advances are payable.

At March 31, there were outstanding $50 million principal amount of the company's 2001 senior notes due 2016, $35 million of its 1998 senior notes due 2013 and $5 million of its 1994 senior notes due 2003. Interest on the 2001 and 1994 senior notes is payable semiannually on June 30 and December 30 and interest on the 1998 senior notes is payable semiannually on March 20 and September 20. As set forth in Note 5 to the Notes to Consolidated Financial Statements, principal installments on the notes are payable prior to their final maturity. The following table shows principal installments due with respect to the senior notes during each of the years 2003 through 2016.

   2003                                                $  5.0 million
   2004                                                $  3.5 million
   2005                                                $  3.5 million
   2006                                                $  8.0 million
   2007                                                $  8.0 million
   2008 and thereafter                                 $ 62.0 million


During the first quarter of 2003, the company and its note holders amended the senior notes to increase the interest rate for each series by 1.5%, of which increase .25% is permanent .5% is applicable until the company has modified or replaced its bank credit facility on a pari passu basis with the notes and .75% is applicable until the later of the bank credit facility being modified or replaced on a pari passu basis and the fixed charge ratio as defined in the note exceeds 2.25 for two consecutive four trailing quarters. In connection with this amendment, the company granted the note holders and lenders under the credit facility a security interest in its domestic accounts, domestic inventory, domestic subsidiary stock and certain other personal property.

Both the credit facility and the senior notes contain financial covenants and operating covenants which are summarized in Note 5 to the Notes to Consolidated Financial Statements contained elsewhere herein. As of March 31, 2003, the company was in compliance with all covenants under its credit facility and the senior notes. Management believes that the company's operating cash flow, cash balances, along with bank credit lines, are sufficient to meet current liquidity requirements. Due to the continued soft market demand and competitive pricing for the company's products, which may continue to adversely impact the company's earnings and cash flow, the company anticipates that it may not be in compliance with certain loan covenants in future periods. As a result, the company may need to obtain amendments to loan agreements with its lenders to reset certain financial covenants, or enter into new credit facilities with alternative lenders. If it is required to take such steps, although there is no assurance, management believes the company will be able to amend its existing agreements or enter into new agreements with alternative lenders.

Cash paid for interest was $1.2 million in the first quarter 2003, while cash paid for taxes were minimal due to net losses incurred for the quarter.

During the first quarters of 2003 there were no treasury stock purchases, and 2002 treasury stock purchases were minimal. The company paid dividends of $1.1 million in the first quarter of 2003 and 2002. Total backlog at March 31, 2003 was $277 million down 2% from comparable backlog of a year ago. Higher margin product backlog was approximately 1% lower, while construction backlog decreased 4% as compared to the same period a year ago.

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

Commodity Price Exposure: The company's primary commodities are steel, aluminum, and wood. Steel is the company's largest purchased commodity. Although steel prices are relatively stable the company enters into forward steel purchase arrangements in its metal buildings business for periods of less than one year's duration to protect against potential price increases. To the extent there are increases in the company's steel costs, they are generally recaptured in the company's product sales prices. During periods of falling prices the company reserves the right to purchase steel from other competitive suppliers. During the first quarter of 2003 not all of the steel price difference could be recaptured in the selling prices, steel prices were higher than in the first quarter of the prior year. Given the price competitiveness of the market not all of the steel price difference could be recaptured in the selling prices. Recent investments and increased operating efficiencies in company operations have helped to mitigate the impact of rising steel prices.

The company's wood frame building business enters into forward purchase arrangements for commercial grade lumber for periods of less than one year's duration. Lumber costs are generally more volatile than steel costs. To offset increases in lumber costs, the company adjusts product prices accordingly.

Aluminum hedge contracts of less than one year's duration are purchased to hedge the engineered products backlog of the Vistawall group against potential losses caused by increases in aluminum costs. This product line is sensitive to material cost movements due to the longer lead times from project quoting to manufacture. Gains or losses recorded on hedge contracts are offset against the actual aluminum costs charged to cost of sales when contracts are settled. At March 31, 2003 the fair value of open aluminum contracts recorded in its cumulative other comprehensive income was less than $.1 million pretax. A 10% change in aluminum contracts was immaterial at March 31, 2003.

Interest Rates: The majority of the company's long-term debt carries a fixed interest rate, which limits the company's exposure to increases in market rates. However, interest rate changes impacts the fair market value of such debt. As of March 31, 2003, holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates would result in approximately a $5 million change in the fair value of the company's fixed rate debt.

Foreign Currency Fluctuation: The majority of the company's business is transacted in U.S. dollars, therefore limiting the company's exposure to foreign currency fluctuations. Where the company has foreign-based operations, the local currency has been adopted as the functional currency. As such, the company has both transaction and translation foreign exchange exposure in those operations. Due to relative cost and limited availability, the company does not hedge its foreign net asset exposure. At March 31, 2003 the company's net asset investment in foreign operations was $35 million. The company does hedge its short-term foreign currency transaction exposures related to metal building sales in Canada. Forward exchange contracts are purchased to cover a portion of the exposure. Mark to market gains on the company's currency exchange contracts were recorded in earnings and were less than $.1 million pretax at March 31, 2003. At March 31, 2003, a 10% change in Canadian currency contracts was immaterial.

CRITICAL ACCOUNTING POLICIES
Critical accounting policies are defined as those that are both most important to the portrayal of a company's financial condition and results of operations, and require management's most difficult, subjective or complex judgments. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles with no need for the application of management's judgment. In certain circumstances, however, the preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires judgment to make certain estimates and assumptions. These estimates affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The company's critical accounting polices include its sales recognition for construction and project contracts, inventory valuation, estimation of product liability for third-party claims, estimation of insurance reserves, and accounting for impairment of long-lived assets. See Note 1 to our consolidated financial statements for additional discussion other accounting policies.

Sales Recognition: Sales and gross profit recognition for construction and project contracts are based upon the percentage of completion method. This method requires the company to estimate total cost at completion for each in-process construction project. Total contract revenue less total estimated costs generates an estimated gross profit for each contract. Based upon estimated total cost and estimated gross profit, the company recognizes construction sales and gross profit over the life of the project on a percentage of completion basis. The percentage complete at each period end date is determined using costs actually incurred as of that date compared to the estimate of total contract costs at completion. Periodic re-evaluations of total cost at completion estimates are made with the resulting cumulative adjustments recognized in the current period financial statements. Provision is made for estimated probable losses on projects when it is determined that a loss will be incurred. Actual costs for completed projects can and typically will vary from earlier estimates, with the final adjustment from estimate to actual costs recognized during the period when the project is completed.

Inventory Valuation: The company has chosen the last-in, first-out (LIFO) accounting method for valuing inventory in the majority of its manufacturing businesses. In periods of rising prices and steady or increasing levels of inventory, the effect of the LIFO method is to charge the current year cost of sales with inventory purchases that reflect current year costs. This method results in a better matching of current costs with current sales during an accounting period. Generally it presents a more conservative valuation of the company's inventory, and the gross profit and net earnings reported for the period. The LIFO valuation is a year-end measurement process requiring estimates for the determination of quarterly gross profit and quarter-end inventory valuation. At December 31, 2002, the cumulative effect of choosing the LIFO method was a reduction in inventory values of $9.5 million. During 2002, the company reduced inventory levels, which had the effect of charging the current year cost of sales with prior years' costs. For 2002, the use of LIFO inventory accounting decreased gross margins by $1.0 million.

Third-Party Claims: The company is subject to third-party claims associated with its products and services. The time period from when a claim is asserted to when it is resolved either by dismissal, negotiation, settlement, or litigation can be several years. While the company maintains product liability insurance, its arrangements include significant self-retention of risk in the form of policy deductibles. In addition, certain claims are not insured. Actual claim settlement costs and litigation awards can and probably will vary from the estimates made by the company. Management believes that any difference in the actual results from the estimates will not have a material adverse effect upon the company's financial position or results of operations.

Insurance Accruals: Generally, the company is self-insured for workers' compensation for certain subsidiaries and for all group medical insurance. Under these plans, liabilities are recognized for claims incurred (including claims incurred but not reported) and changes in the accruals. At the time a worker's compensation claim is filed, a liability is estimated to settle the claim. The liability for workers' compensation claims is determined based on management's estimates of the nature and severity of the claims using analyses provided by third party administrators. Since the liability is an estimate, the ultimate liability may be more or less than reported. If previously established accruals are required to be adjusted, such amounts are included in cost of sales and selling, general, and administrative expenses in the period of adjustment. Group medical accruals are estimated using historical claims experience. The company maintains excess liability insurance with insurance carriers to minimize its risks related to catastrophic claims in excess of all self-insured positions. Any material change in the aforementioned factors could have an adverse impact on operating results.

LONG-LIVED ASSETS: The company accounts for the impairment of long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." When events or circumstances indicate that a long-lived asset may not be recoverable, the company tests for recoverability of the asset by comparing undiscounted future cash flows to the carrying amount. If undiscounted future cash flows are less than the asset carrying amount, an impairment charge is recorded and the asset's carrying value is reduced to fair value. Management estimates the future cash flows based on current operating conditions. Changes in estimates of such cash flows could impact the results of the impairment test.

SUBSEQUENT EVENT - ASSET SALE
On May 15, 2003, the company announced that it had signed a letter of intent to sell substantially all of the assets of the Lester Building Systems business to a management team headed by the current Lester division president.

While the financial terms of the transaction were not disclosed, the company anticipates it will record an aftertax charge upon sale of approximately $4.3 million, or $.68 per share. The anticipated pretax charge is approximately $7 million, including noncash charges of approximately $6.5 million for the write-down of assets to net sale value. Per the letter of intent, the company will provide seller financing to the new owners. The sale is subject to contingencies common to such transactions, including due diligence reviews, board approvals, financing, lender consents, and the negotiation of a definitive agreement.

The company anticipates completing a definitive purchase agreement during the next several weeks, with the closing of the transaction occurring late in the second quarter or early in the third quarter of this year.

The transaction excludes the recent jury verdict awarded to the company related to a lawsuit involving Louisiana-Pacific Corporation. The original award of $29.6 million is currently under appeal. It is expected that the company and the new owners of the Lester Building Systems business will work cooperatively during the appeal process to bring this litigation to its conclusion.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes to the disclosure made in the Annual Report on Form 10-K for the year ended December 31, 2002 regarding this matter. See discussion about market risk under Item 2. Management's Discussion and Analysis on page 11 above.


ITEM 4.  CONTROLS AND PROCEDURES.

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

PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on April 15, 2003. Three Class B Directors were elected at the Annual Meeting. In the election of directors there were 5,529,466 votes cast for Mark A. McCollum and 62,808 withheld; 5,537,991 votes cast for Gary L. Tapella and 54,283 withheld; and 5,536,654 votes cast for William D. Zollars and 55,620 withheld.


ITEM 5.  LETTER OF INTENT TO SELL LESTER DIVISION

On May 15, 2003, the company announced that it has signed a letter of intent to sell substantially all of the assets of the Lester Building Systems business to a management team headed by John Hill, the current Lester division president.

The parties anticipate completing a definitive purchase agreement during the next several weeks, with the closing of the transaction occurring late in the second quarter or early in the third quarter of this year.

The transaction excludes the recent jury verdict awarded to the company related to a lawsuit involving Louisiana-Pacific Corporation. The original award of $29.6 million is currently under appeal. The company and the new owners of the Lester Building Systems business will work cooperatively during the appeal process to bring this litigation to its conclusion.

While the financial terms of the transaction were not disclosed, the company anticipates it will record an aftertax charge upon sale of approximately $4.3 million, or $.68 per share. The anticipated pretax charge is approximately $7 million, including noncash charges of approximately $6.5 million for the write-down of assets to net sale value. Per the letter of intent, the company will provide seller financing to the new owners. The sale is subject to contingencies common to such transactions, including due diligence reviews, board approvals, financing, lender consents, and the completion of final documentation.

In 2002, the Lester division reported sales of approximately $42 million and recorded an operating loss slightly over $6 million, including approximately $3 million of repositioning expenses and one-time legal costs associated with the Louisiana-Pacific Corporation lawsuit noted above.

The Lester division is part of the North American Building Systems Segment, and designs, manufactures, markets, and erects pre-engineered wood-frame buildings for a variety of end uses. Principal offices are located in Lester Prairie, Minnesota, with sales, engineering and manufacturing facilities in Charleston, Illinois and Clear Brook, Virginia.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.

              99.1    Section 906 Certification Letter.
              99.2    Section 906 Certification Letter.

         (b)  Reports on Form 8-K.

              The following reports have been filed on Form 8-K since December 31, 2002, and are incorporated by reference to this 10-Q filing:

              - January 10, 2003 8-K filed concerning a district judgment on the jury award in the company's suit against Louisiana-Pacific Corporation.
              - February 3, 2003 8-K filing including the waiver and amendment to company's credit agreement by it lenders.
              - March 13, 2003 8-K filing of certifications of the chief executive officer and chief financial officer under Section 906 of the Sarbanes-Oxley Act of 2002.
              - April 22, 2003 8-K filing announcing the establishment of a new metal buildings manufacturing plant in Monterrey, Mexico.
              - April 25, 2003 8-K filing including the company's First Quarter 2003 Shareholder's Letter and April 24, 2003 First Quarter Earnings Press Release.
              - May 15, 2003 8-K filing of Letter of Intent to Sell Lester Division.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



BUTLER MANUFACTURING COMPANY

May 15, 2003                             /s/ Larry C. Miller
--------------                          ----------------------------------------
Date                                    Larry C. Miller
                                        Vice President - Finance,
                                        and Chief Financial Officer



May 15, 2003                            /s/ John W. Huey
--------------                         -------------------------
Date                                   John W. Huey
                                       Vice President, General Counsel
                                       and Secretary

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER


I, John J. Holland, certify that:

1. I have reviewed this first quarter report on Form 10-Q of Butler Manufacturing Company;

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

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


         May 15, 2003                               /s/ John J. Holland
         ------------                               --------------------
         Dated                                      John J. Holland
                                                    Chairman and Chief Executive
                                                    Officer

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER


I, Larry C. Miller, certify that:

1. I have reviewed this first quarter report on Form 10-Q of Butler Manufacturing Company;

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

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


         May 15, 2003                                /s/ Larry C. Miller
         ------------                               ----------------------------
         Dated                                      Larry C. Miller
                                                    Vice President -Finance,
                                                    and Chief Financial Officer

                                  Exhibit Index


99.1     Certification of Periodic Report-CEO

99.2     Certification of Periodic Report-CFO