Form 10-Q/A
period 2003-03-31
BUTLER MANUFACTURING CO
filed 2003-05-15
CIK 15840

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-Q/A

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

The transaction excludes the recent jury verdict awarded to the company related to a lawsuit involving Louisiana-Pacific Corporation. The original award of $29.6 million is currently under appeal. It is expected that the new owners of the Lester Building Systems business will work cooperatively during the appeal process to bring this litigation to its conclusion.


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