Form 10-Q
period 2003-06-30
BUTLER MANUFACTURING CO
filed 2003-08-14
CIK 15840

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from         to        .
                                             -------    -------

                        COMMISSION FILE NUMBER 001-12335

                          BUTLER MANUFACTURING COMPANY
             (Exact name of registrant as specified in its charter)

            DELAWARE                                           44-0188420
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

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

YES  X      NO
    ---        ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES  X      NO
    ---        ---

The registrant had 6,327,778 shares of common stock outstanding at June 30, 2003.

                                     INDEX

                                                                                               Page Number
                                                                                               -----------
PART I. - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         (1) Consolidated Financial Statements (unaudited)

             Consolidated Statements of Operations for the Three Months and Six Months
             Ended June 30, 2003 and 2002                                                                3

             Consolidated Statements of Comprehensive Income (Loss) for the Three Months
             and Six Months Ended June 30, 2003 and 2002                                                 4

             Consolidated Balance Sheets as of June 30, 2003 and
             December 31, 2002                                                                           5

             Consolidated Statements of Cash Flows for the Six Months
             Ended June 30, 2003 and 2002                                                                6

         (2) Notes to Consolidated Financial Statements                                                  7

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                                          11

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk                                      17

ITEM 4.  Controls and Procedures                                                                        17

PART II. - OTHER INFORMATION

ITEM 2.  Change in Securities and Use of Proceeds                                                       17

ITEM 4.  Submission of Matters to a Vote of Shareholders                                                17

ITEM 5.  Other Information                                                                              17

ITEM 6.  Exhibits and Reports on Form 8-K                                                               18

         Signatures                                                                                     19

                  BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

            For the three and six months ended June 30, 2003 and 2002

                                   (unaudited)
                   ($000's omitted except for per share data)

                                               Three months ended June 30       Six months ended June 30
                                                   2003            2002           2003            2002
                                               ------------    ------------   ------------    ------------
Net sales                                      $    174,035    $    213,421   $    343,802    $    396,273
Cost of sales                                       153,051         184,210        301,398         344,943
                                               ------------    ------------   ------------    ------------
    Gross profit                                     20,984          29,211         42,404          51,330

Selling, general and administrative expenses         26,408          27,909         52,950          55,746
Asset impairment charge                               6,234              --          6,234              --
                                               ------------    ------------   ------------    ------------
     Operating income (loss)                        (11,658)          1,302        (16,780)         (4,416)

Other income (expense), net                            (400)            686         (1,396)            616
Interest expense                                      2,404           1,975          4,550           3,933
                                               ------------    ------------   ------------    ------------
      Pretax income (loss)                          (14,462)             13        (22,726)         (7,733)

Income tax benefit                                    5,371             281          9,720           2,659
                                               ------------    ------------   ------------    ------------
      Net income (loss)                        $     (9,091)   $        294   $    (13,006)   $     (5,074)
                                               ============    ============   ============    ============

Basic earnings (loss) per common share         $      (1.43)   $       0.05   $      (2.05)   $      (0.81)
                                               ============    ============   ============    ============
Diluted earnings (loss) per common share       $      (1.43)   $       0.05   $      (2.05)   $      (0.81)
                                               ============    ============   ============    ============

Basic weighted average number of shares           6,344,612       6,315,046      6,339,951       6,302,643
Diluted weighted average number of shares         6,344,612       6,324,684      6,339,951       6,302,643

          See Accompanying Notes to Consolidated Financial Statements.

                  BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

        For the three months and six months ended June 30, 2003 and 2002

                                   (unaudited)
                                ($000's omitted)


                                               Three months ended June 30       Six months ended June 30
                                                   2003            2002           2003            2002
                                               -----------     -----------     -----------     -----------
Net income (loss)                              $    (9,091)    $       294     $   (13,006)    $    (5,074)
       Other comprehensive income (loss):
           Foreign currency translation and
             hedging activity                         (833)            (62)           (658)            182
                                               -----------     -----------     -----------     -----------
Comprehensive income (loss)                    $    (9,924)    $       232     $   (13,664)    $    (4,892)
                                               ===========     ===========     ===========     ===========


          See Accompanying Notes to Consolidated Financial Statements.

                  BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                       June 30, 2003 and December 31, 2002
                                ($000's omitted)

                                                                                     2003             2002
                                                                                 ------------     ------------
                                                                                 (unaudited)
ASSETS
     Current assets:
          Cash and cash equivalents                                              $     56,750     $     75,778
          Receivables, net                                                            101,916           92,651
          Inventories:
               Raw materials                                                           26,380           23,108
               Work in process                                                         10,353            9,959
               Finished goods                                                          35,559           36,283
               LIFO reserve                                                            (9,683)          (9,510)
                                                                                 ------------     ------------
                    Total inventory                                                    62,609           59,840

          Real estate developments                                                      5,789           13,203
          Assets held for sale under contract                                           7,592               --
          Net current deferred tax assets                                              16,805           25,238
          Other current assets                                                          5,667           14,492
                                                                                 ------------     ------------
               Total current assets                                                   257,128          281,202

     Investments and other assets                                                      74,751           50,684
     Assets held for sale                                                               3,684            3,684

     Property, plant and equipment, at cost                                           275,020          283,746
          Accumulated depreciation                                                   (161,094)        (163,482)
                                                                                 ------------     ------------
               Net property, plant and equipment                                      113,926          120,264
                                                                                 ------------     ------------
                                                                                 $    449,489     $    455,834
                                                                                 ============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
          Short-term debt                                                        $     12,346     $      6,273
          Accounts payable                                                             58,467           58,578
          Dividends payable                                                               254            1,136
          Accrued liabilities                                                          89,742          110,110
          Taxes on income                                                              11,339           10,665
                                                                                 ------------     ------------
               Total current liabilities                                              172,148          186,762

     Net noncurrent deferred tax liabilities                                               --            4,442
     Other noncurrent liabilities                                                      49,706           19,393
     Long-term debt, less current maturities                                           93,194           96,066

     Shareholders' equity:
         Common stock, no par value, authorized 20,000,000
            shares, issued 9,088,200 shares, at stated value,
            outstanding 6,327,778 in 2003 and 6,310,502 in 2002                        12,623           12,623
         Foreign currency translation, hedging activity, and minimum
             pension liability                                                        (17,151)         (16,493)
         Retained earnings                                                            202,831          217,307
                                                                                 ------------     ------------
                                                                                      198,303          213,437
         Cost of common stock in treasury, 2,760,422 shares
             in 2003 and 2,777,698 shares in 2002                                     (63,862)         (64,266)
                                                                                 ------------     ------------
          Total shareholders' equity                                                  134,441          149,171
                                                                                 ------------     ------------
                                                                                 $    449,489     $    455,834
                                                                                 ============     ============

          See Accompanying Notes to Consolidated Financial Statements.

                  BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 For the six months ended June 30, 2003 and 2002

                                   (unaudited)
                                ($000's omitted)

                                                                         2003             2002
                                                                    ------------     ------------
Cash flows from operating activities:
     Net loss                                                       $    (13,006)    $     (5,074)
     Adjustments to reconcile net earnings provided by and (used
     in) operating activities:
          Depreciation and amortization                                   10,268            9,000
          Asset impairment charge                                          6,234               --
          Equity in earnings of joint ventures                                83               55
    Change in asset and liabilities:
          Receivables, net                                               (12,096)          (7,061)
          Inventories                                                     (5,234)          (1,551)
          Real estate developments                                         7,414            5,507
          Net current deferred tax assets                                  3,991               --
          Other current assets and liabilities                           (11,193)             846
          Other noncurrent operating assets and liabilities                1,950             (441)
                                                                    ------------     ------------
               Net cash provided (used) by operating activities          (11,589)           1,281

Cash flows from investing activities:
     Capital expenditures - property, plant, & equipment                  (6,010)          (3,068)
     Capital expenditures - software                                      (2,118)          (4,770)
                                                                    ------------     ------------
               Net cash used by investing activities                      (8,128)          (7,838)

Cash flows from financing activities:
     Payment of dividends                                                 (2,274)          (2,264)
     Proceeds from issuance of long-term debt                              1,340               --
     Repayment of long-term debt                                            (589)            (328)
     Net change in short-term debt                                         2,446              263
     Issuance of treasury stock                                              404              698
     Purchase of treasury stock                                               --              (25)
                                                                    ------------     ------------
               Net cash provided (used) by financing activities            1,327           (1,656)

Effect of exchange rate changes                                             (638)              75
                                                                    ------------     ------------
     Net decrease in cash and cash equivalents                           (19,028)          (8,138)
Cash and cash equivalents at beginning of year                            75,778           52,569
                                                                    ------------     ------------

Cash and cash equivalents at June 30                                $     56,750     $     44,431
                                                                    ============     ============

          See Accompanying Notes to Consolidated Financial Statements.

                  BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in Butler Manufacturing Company's 2002 Form 10-K. It is suggested that those consolidated statements be read in conjunction with this report. The December 31, 2002, consolidated balance sheet was derived from the company's audited financial statements. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary for a fair presentation of the financial position of Butler Manufacturing Company and the results of its operations.

NOTE 2 - GOODWILL

In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No.
141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), effective for fiscal years beginning after December 15, 2001. These Statements eliminated the pooling-of-interests method of accounting for business combinations and the systematic amortization of goodwill. SFAS No. 141 applies to all business combinations with a closing date after June 30, 2001, of which the Company had no such activity. At the beginning of fiscal 2002, the company adopted SFAS No. 142. Under the new standard, purchased goodwill is no longer amortized over its useful life, but will be subject to annual impairment tests. In 2002 no impairment charges were recorded by the company related to goodwill. An annual impairment test will be performed in the third quarter of 2003.

NOTE 3 - BUSINESS SEGMENTS

The company groups its operations into five business segments: North American Building Systems, International Building Systems, Architectural Products, Construction Services, and Real Estate.

The North American Building Systems Segment includes the North American metal buildings and the wood buildings businesses. These business units supply steel and wood frame pre-engineered building systems for a wide variety of commercial, community, industrial, and agricultural applications. In May 2003, the company entered into a letter of intent to sell its Lester wood buildings business. The company anticipates closing on this transaction in the third quarter of 2003. The company will provide a portion of the financing in connection with the transaction. The assets of the wood buildings business have been recorded as "Assets held for sale under contract" in the company's balance sheet.

The International Buildings Systems Segment presently consists of the company's Asian metal buildings business. This business supplies pre-engineered metal buildings for commercial, community, industrial, and agricultural applications, primarily for Asian markets. The European metal buildings business, which had been included in this segment, was sold in July of 2002.

The Architectural Products Segment includes the operations of the Vistawall Group. The group's businesses design, manufacture, and market architectural aluminum systems for nonresidential construction, including curtain wall, storefront systems, windows, doors, skylights, and roof accessories.

The Construction Services Segment provides comprehensive design and construction planning, execution, and management services for major purchasers of construction services. Projects are usually executed in conjunction with the dealer representatives of other Butler divisions.

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

                                          Three Months                  Six Months
NET SALES                                 Ended June 30,               Ended June 30,
(Thousands of dollars)                2003           2002           2003           2002
                                   ----------     ----------     ----------     ----------
North American Building Systems    $   82,363     $   97,725     $  162,844     $  176,212
International Building Systems         25,351         31,980         47,511         53,572
Architectural Products                 54,350         56,102        107,216        107,683
Construction Services                  14,519         27,387         33,320         65,137
Real Estate                                --          6,075             --          6,075
Other                                  (2,548)        (5,848)        (7,089)       (12,406)
                                   ----------     ----------     ----------     ----------
                                   $  174,035     $  213,421     $  343,802     $  396,273
                                   ==========     ==========     ==========     ==========

Net sales represent revenues from sales to affiliated and unaffiliated customers before elimination of intersegment sales, which are included in Other. Intersegment eliminations are primarily sales between North American Building Systems and Architectural Products segments to the International Building Systems and Construction Services segments.

                                         Three Months                   Six Months
PRETAX EARNINGS (LOSSES)                 Ended June 30,                Ended June 30,
(Thousands of dollars)                2003           2002           2003           2002
                                   ----------     ----------     ----------     ----------
North American Building Systems    $  (13,369)    $   (1,589)    $  (19,804)    $   (5,841)
International Building Systems          1,888          1,957          3,999          1,928
Architectural Products                  2,849          3,022          4,914          3,931
Construction Services                    (645)           311           (364)         1,088
Real Estate                               306            927           (311)         1,482
Other                                  (5,491)        (4,615)       (11,160)       (10,321)
                                   ----------     ----------     ----------     ----------
                                   $  (14,462)    $       13     $  (22,726)    $   (7,733)
                                   ==========     ==========     ==========     ==========

During the second quarter of 2003 the company recorded a $7 million asset impairment charge and other expenses related to the announced sale of the Lester Building Systems business. These charges are included in the North American Building Systems Segment's amounts. The Other classification represents unallocated corporate expenses.

TOTAL ASSETS                         June 30,      December 31,
(Thousands of dollars)                 2003            2002
                                   ------------    ------------
North American Building Systems    $    133,212    $    132,570
International Building Systems           78,773          77,159
Architectural Products                  104,634         104,415
Construction Services                    14,554          17,807
Real Estate                              30,623          30,379
Other                                    87,693          93,504
                                   ------------    ------------
                                   $    449,489    $    455,834
                                   ============    ============

Total assets represent assets used by each business segment, and include $7.6 million of Lester Building System assets held for sale under contract. These assets were recorded in the North American Building Systems Segment at June 30, 2003. Other represents cash and cash equivalents, real estate assets held for sale not included in the Real Estate Segment, corporate equipment, and miscellaneous other assets which are not related to a specific business segment.

NOTE 4 - RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

In December 2001, the company's board of directors approved the disposition of its European metal buildings business. As a result, the company recorded a $3.8 million pretax charge in connection with this decision. In addition, the company recorded a $4.3 million pretax charge for the impairment of certain assets. During 2002, $1.9 million of the restructuring reserve was utilized and an additional $1.4 million was accrued for severance, termination and legal costs. Through June 30, 2003, $.5 million was utilized for severance and other employee separation costs, of which $.1 million was utilized in the second quarter. At the end of June 2003, $1.1 million remained in the restructuring reserve for legal, severance and other benefits costs, and other closing costs. The company completed the sale of the business in 2002.

In the second quarter of 2003 the company recorded a $7 million pretax charge related to the announced sale of its Lester wood buildings business included in the North American Building Systems Segment. The charge includes a $6.2 million impairment charge and $.8 million other expenses for selling and legal costs related to negotiating the sale. The charge after tax was $4.2 million, or $.66 per share. In accordance with the letter of intent, the company will provide significant seller financing to the new owners. The Lester's assets, totaling $7.6 million, were classified in the June 30, 2003 balance sheet as "Assets held for sale under contract". At the conclusion of the transaction these assets will be exchanged for notes receivable and reclassified to a long-term asset account. The sale is subject to contingencies common to such transactions, including due diligence reviews, lender consents, and the negotiation of a definitive agreement.

The company anticipates completing a definitive purchase agreement and closing the transaction early in the third quarter of 2003.

The transaction excludes the jury verdict awarded to the company related to a lawsuit involving Louisiana-Pacific Corporation. The original award of $29.6 million is currently under appeal. It is expected that the company and the new owners of the Lester Building Systems business will work cooperatively during the appeal process to bring this litigation to its conclusion.

NOTE 5 - INDEBTEDNESS

In June 2001, the company entered into a $50 million bank credit facility and issued $50 million of senior unsecured notes in a private placement. The bank credit facility was subsequently amended in December 2002 to a $35 million facility with sub-limits of up to $30 million for letters of credit and $10 million for cash advances.

After giving effect to all amendments, interest on advances under the credit facility is based on either (a) the banks' base rate, which is the higher of the Federal Funds rate plus .50% or the prime rate, plus a margin ranging from 1.0% to 1.25%, or (b) LIBOR plus a margin ranging from 1.75% to 2.5%. Interest on base rate advances is payable quarterly and is payable on LIBOR advances at the end of periods ranging from one to six months. The credit facility provides for a commitment fee on unused advances ranging from .20% to .30%. Commitments under the credit facility expire on June 20, 2004, at which time any outstanding advances are payable. The agreement contains certain operating covenants, including restrictions on guarantees, liens, investments, acquisitions, asset sales, mergers, dividend payments, capital expenditures, and additional debt. The agreement also requires the company to maintain a capitalization ratio, as defined, of 0.45 to 1, and a leverage ratio, as defined, of 14.0 to 1, through the fiscal quarter ending June 30, 2003, 7.0 to 1 at the end of the fiscal quarter ending September 30, 2003, and 4.0 to 1 at the end of any fiscal quarter thereafter. The agreement also requires the company to maintain minimum domestic cash at all times and as of the last day of each fiscal quarter. In addition, the agreement requires domestic earnings before interest, taxes, depreciation, and amortization (EBITDA) for the trailing four fiscal quarters to be zero through June 30, 2003, $5 million at the end of the fiscal quarter ending September 2003, and $15 million thereafter through March 31, 2004. At June 30, 2003 the company was in compliance with all covenants.

At June 30, 2003, $50 million principal amount of the company's 2001 private placement senior notes was outstanding. After giving effect to amendments in the first quarter of 2003, the notes carry a fixed interest rate of 8.12%, plus an additional 1.25% until certain financial tests are met as further described below. Interest is payable semi-annually on June 30 and December 30 and principal is payable in equal annual installments of $4.55 million commencing December 30, 2006, with the final installment due on December 30, 2016.

At June 30, 2003, $35 million principal amount of the company's 1998 private placement senior notes was outstanding. After giving effect to amendments in the first quarter of 2003, the notes carry a fixed interest rate of 6.82%, plus an additional 1.25% until certain financial tests are met as further described below. Interest is payable semi-annually on March 20 and September 20 and principal is payable in equal annual installments of $3.5 million commencing March 20, 2004, with the final installment due on March 20, 2013.

At June 30, 2003, $5 million principal amount of the company's 1994 private placement senior notes was outstanding. After giving effect to amendments in the first quarter of 2003, the notes carry a fixed interest rate of 8.27%, plus an additional 1.25% until certain financial tests are met as further described below. Interest is payable semi-annually on June 30 and December 30 and principal payable in equal annual installments of $5 million, with the final installment due on December 30, 2003.

In the first quarter of 2003, the company and its note holders amended the 2001, 1998, and 1994 notes, which increased the interest rate for all three notes by 1.5%. Of the increase, .25% is permanent, .5% is applicable until the company has modified or replaced its bank credit facility on a pari passu basis with the notes and .75% is applicable until the later of the time that the bank credit facility is modified or replaced on a pari passu basis with the notes and the fixed charge ratio as defined in the notes exceeds 2.25 to 1 for two consecutive trailing four quarter periods. Related to the amendment, the company entered into a Security Agreement with the note holders and the bank credit facility lenders whereby the company granted these lenders a security interest in its domestic accounts, domestic inventory, domestic subsidiary stock and certain other personal property. These lenders also entered into an intercreditor agreement.

The amended note agreements contain certain operating covenants, including restrictions on liens, additional indebtedness, and asset sales, and require the company to maintain adjusted consolidated tangible net worth, defined as $110 million plus the cumulative sum of 50% of consolidated net income for each fiscal quarter ending after December 31, 2002. The company is required to maintain a fixed charge coverage ratio of 1.0 to 1 for fiscal quarters ending March 31, 2003 and June 30, 2003, with periodic increases through June 30, 2005 and 2.0 to 1 thereafter. Restricted payments, including dividends and treasury stock purchases, may not in the aggregate exceed the sum of $10 million, plus 75% of consolidated net income or less 100% of any deficit for each fiscal quarter subsequent to March 31, 2003. At June 30, 2003 the company was in compliance with all covenants.

Due to the poor financial results for the first half of the year and generally weak outlook for the remainder of the year, the company's ability to comply in the future with the existing financial covenants of its agreements is uncertain. Therefore, the company is working to restructure its bank credit and note agreements to provide more financial and operating flexibility, and to protect against any potential default scenarios during this prolonged downturn in the nonresidential construction market. Although there is no assurance, management believes the company will be able to amend its existing agreements and/or enter into new agreements with alternative lenders.

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

Stock options were granted to key employees under the 1996 Stock Incentive Plan and to outside directors under 2002 Stock Option Plan for Outside Directors. The company granted nonqualified stock options to key employees for 6,000 shares in the second quarter 2003, 87,500 shares in the first quarter of 2003 and 44,000 shares in the first quarter of 2002. Options totaling 4,000 shares were also granted in the first quarter of 2003 to a director under the 2002 Stock Option Plan for Outside Directors. There were no options granted in the second quarter 2002. Options were granted at a fixed exercise price based on fair market value on the date of grant. Options granted to employees in 2003 and 2002 vest one year after the date of grant and expire ten years from the date of grant. Options under the 2002 Stock Option Plan for Outside Directors vest on the 184th day after January 22, 2003, and are fully exercisable thereafter.

In January 2003, the FASB issued SFAS No. 148 " Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No 148 amended Statement No. 123 and provided for alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. In addition, it requires more frequent and prominent financial statement disclosure of the effect on the company's net earnings and earnings per share (EPS). The company uses the Black Scholes option pricing model to calculate the fair value of stock options on their date of grant. The assumptions used to calculate their fair value are as follows:

Assumption                      2003             2002
----------                 ------------     ------------
Dividend yield                      1.1%             3.7%
Risk-free interest rate             2.5%             3.8%
Volatility                           32%              25%
Life of option               5-10 years       5-10 years

The following table illustrates the effect on net earnings (loss) and per share data if the company had applied the fair value recognition provisions of Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation."

                                                                               Year to Date
                                                 Second Quarter                  June 30,
Dollars in millions                           2003           2002            2003           2002
---------------------------------------    ----------     ----------     ----------     ----------
Net earnings (loss) as reported            $     (9.1)    $       .3     $    (13.0)    $     (5.1)
   After tax effect of SFAS No. 123        $       --     $       --     $      (.2)    $      (.1)
Net earnings (loss) after SFAS No. 123     $     (9.1)    $       .4     $    (13.2)    $     (5.2)

EPS effect in dollars
---------------------
Diluted EPS as reported                    $    (1.43)    $    (0.05)    $    (2.05)    $    (0.81)
   EPS effect of SFAS No. 123              $       --     $       --     $    (0.03)    $    (0.02)
Diluted EPS, net of effect of SFAS 123     $    (1.43)    $    (0.05)    $    (2.07)    $    (0.83)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales were $174 million for the second quarter 2003 compared with $213 million in the second quarter 2002, 18% lower than a year ago. Lower sales were caused by a continued steep decline in nonresidential construction project opportunity in a very competitive domestic construction market. All of the company's business segments reported lower sales for the quarter than a year ago. Sales in the North American Building Systems Segment were $82 million, a decline of 16% compared with the second quarter a year ago. The majority of the decline in sales occurred in the metal buildings business and reflected weak demand in the manufacturing end-use market, which typically represents a significant percentage of the company's revenues. The commercial and community markets have been less severely impacted by the decline in the nonresidential construction market. The Lester wood buildings business also reported lower sales for the quarter.

The International Building Systems Segment sales were $25 million in the second quarter, down 21% from the prior year. All the sales reported in the second quarter 2003 in this segment were from China, while the prior year's sales included $6 million from the European business which was sold in 2002. The lower sales volume in China was related to overall economic slowdown primarily caused by the SARS virus.

Sales in the Architectural Products Segment were $54 million in the second quarter compared with $56 million in the prior year. Sales decreased due to weaker demand in the commercial construction market primarily served by this segment.

The Construction Services and Real Estate segments, the company's project related businesses, accounted for approximately half of the decline in the company's second quarter revenues. The Construction Services Segment sales were $15 million for the second quarter compared with $27 million a year ago, a decline of 47% due primarily to lower demand caused by fewer large building projects. The Real Estate segment had no sales in the second quarter compared with $6 million a year ago.

Gross profit for the second quarter was $21 million, down $8 million or 28% from the prior year. While each business segment experienced a decline in gross profit, the North American Building Systems and Construction Services segments were more severely affected by lower demand due to weak markets and a fiercely competitive pricing environment which caused reduced standard margins and higher unabsorbed fixed costs.

Selling, general, and administrative expenses declined to $26 million compared with $28 million a year ago due to lower employment levels and other cost reduction efforts.

In the second quarter 2003 the company recorded a $7 million charge related to the announced sale of the Lester wood buildings business which is included in the North American Building Systems Segment. The company expects to close this transaction during the third quarter.

Interest expense was $2.4 million for the quarter up $.4 million compared with the prior year due to higher interest costs charged on the company's credit and note agreements.

The pretax loss for the quarter ended June 30, 2003 was $14.5 million while the company was at breakeven levels a year ago. The company recorded a tax benefit of $5.4 million for the quarter due to greater pretax losses in its North American Building Systems Segment, including the $7 million Lester wood buildings charge, and pretax losses in the Construction Services Segment. The net loss for the second quarter was $9.1 million, or $1.43 per share, compared with net earnings of $.3 million, or $.05 per share, a year ago.

For the six months ended June 30, 2003, sales were $344 million compared with $396 million a year ago, a decline of 13%. The decline reflects the continued weakness in the domestic nonresidential construction market. Lower sales in all segments of the company for the first six months of the year have contributed to lower year to date gross profit compared with a year ago. This trend along with the $7 million charge for the sale of Lester wood buildings business were the primary factors for greater operating and pretax losses compared with the same six month period of a year ago. Year to date net losses through June 30, 2003 totaled $13 million compared with $5.1 million a year ago. The amount for 2003 includes $4.2 million in after tax charges related to the announce sale of the Lester wood building business.

Nonresidential construction markets are cyclical by nature. During the current prolonged downturn the company has taken many actions to reduce costs and increase revenues from underserved markets. Related to cost reductions, in the face of continued declining demand, domestic core employment levels are approximately 7% lower since the beginning of 2003. This is in addition to employment reductions in 2001 and 2002. Along with expense reductions related to volume initiated in most downturns, the company has implemented more permanent cost cutting measures. In 2002, the company sold its underperforming European metal buildings business, and during the second quarter of 2003, the company announced the planned sale of another underperforming business, the Lester wood buildings business. The company recently implemented a change in its primary pension plan benefit which is expected to reduce pension expense by $3.5 million annually, beginning in September, 2003. Offsetting some of these cost reduction actions have been increased costs for steel caused primarily by tariffs imposed by the U.S. Government in April, 2002, higher business insurance costs driven in part by the September 11, 2001 terrorist attacks, added legal costs related to the company's lawsuit against Louisiana-Pacific, and the cost of complying with the Sarbanes-Oxley legislation.

The company continued its efforts to increase revenues and earnings in previously underserved markets. Within the North American Building Systems Segment, sales of the company's Liberty Buildings product line, a first price point building solution, continued to grow. The plant to produce the new R-Steel panel product line, a one piece insulated curtain wall panel system for commercial and community applications, neared completion in the second quarter and is expected to produce product beginning in the third quarter. Within the Architectural Products Segment, two new distribution outlets, and the introduction of new product offerings including hurricane/blast resistant products, have provided incremental sales growth. Finally, the start-up of the company's second plant in China for the International Building Systems business has provided needed capacity to support the demand growth in this region.

LIQUIDITY AND CAPITAL RESOURCES

Since December 2002, cash and cash equivalents decreased $19 million to $57 million due to declines in cash flows from operations and investing activities.

Cash flow from operating activities for the first half of 2003 was an approximate $12 million outflow. Receivables increased slightly primarily in the North American Building System and International Building Systems segments, the former due primarily to timing and delays in billing caused by the implementation of the new computer system, while the latter was in line with demand. Inventories increased primarily due to the expansion of operations in the International Building Systems Segment. Real estate developments in progress declined primarily due to fewer development projects and the reclassification of a real estate project to a long-term asset classification from a current asset due to its anticipated sale extending beyond one year. Investments and other assets increased through the first six month of 2003 due primarily to the real estate project reclass mentioned above. Noncurrent taxes receivable and deferred tax assets increased due to losses generated in the first six months of 2003. Noncurrent tax assets represent timing differences related to the deductibility of expenses not expected to be realized in the near term. Deferred tax assets primarily represent the U.S. tax effect of book versus tax timing differences related to deductibility of expenses, including bad debt provision and product warranty and claims reserves. Taxes receivable and deferred tax assets were reclassified from current to noncurrent assets during the quarter. Though it is more likely than not that deferred tax assets will be utilized during periods of future earnings, it was determined that it would be unlikely for these assets to be realized during the next 12 months. During the second quarter the company reclassified a $31 million pension liability from current liabilities to long-term liabilities. Given the company's losses to date, it appears unlikely the company will make excess cash contributions to the pension funds sufficient to extinguish this liability during the next 12 months.

Cash from investing activities for the first six months of 2003 was used primarily to fund $8 million in capital expenditures projects. Capital expenditures were primarily incurred within the North American Building Systems Segment for a metal buildings operation, the introduction of a new panel product line, and for a new enterprise resource planning computer system. Capital expenditures also included the costs to complete the construction of a second plant in China for the International Building Systems Segment.

Cash from financing activities was used for payment of dividends, and scheduled long-term debt payments, while cash was provided from the issuance of short-term debt for the financing of real estate development projects. Dividends totaled $2.3 million through the first six months of the year. During the second quarter of 2003 the company reduced its quarterly cash dividend to $.04 per share from $.18 per share due primarily to continuing poor market conditions and the uncertainty prevalent in the general economy. At June 30, 2003, $4.4 million was available for dividend payments under the credit agreement. Also, during the second quarter of 2003 a $4 million cash dividend was declared and paid to the U.S. parent company from the company's Chinese subsidiary to increase domestic cash resources.

In June 2001, the company entered into a $50 million bank credit facility which was subsequently amended in December 2002 to a $35 million credit facility with sub-limits of $30 million for letters of credit and $10 million for cash advances. There were no cash borrowings under the credit facility through June 30, 2003. There were approximately $19.7 million of letters of credit issued under the line as of June 30, 2003. Commitments under the credit facility expire on June 20, 2004, at which time any outstanding advances are payable.

Per the terms of the company's bank credit and note agreements, and subject to certain limitations, the company may borrow up to $35 million, from other lenders to fund the Real Estate Segment's project development activities. At June 30, 2003, $2.4 million had been borrowed to fund a development project. The company's foreign operations maintain separate lines of credit with local banks of approximately $6 million with no utilization at June 30, 2003. For the six months ended June 30, 2003, there were no domestic short-term borrowings. After giving effect to all amendments, interest on advances under the credit facility is based on either (a) the banks' base rate, which is the higher of the Federal Funds rate plus .50% or the prime rate, plus a margin ranging from 1.0% to 1.25%, or (b) LIBOR plus a margin ranging from 1.75% to 2.5%. Interest on base rate advances is payable quarterly and is payable on LIBOR advances at the end of periods ranging from one to six months. The credit facility provides for a commitment fee on unused advances ranging from .20% to .30%. Commitments under the credit facility expire on June 20, 2004, at which time any outstanding advances are payable.

At June 30, there were outstanding $50 million principal amount of the company's 2001 senior notes due 2016, $35 million of its 1998 senior notes due 2013 and $5 million of its 1994 senior notes due 2003. Interest on the 2001 and 1994 senior notes is payable semiannually on June 30 and December 30 and interest on the 1998 senior notes is payable semiannually on March 20 and September 20. As set forth in Note 5 to the Notes to Consolidated Financial Statements, principal installments on the notes are payable prior to their final maturity. The following table shows principal installments due with respect to the senior notes during each of the years 2003 through 2016.

   2003                                                $  5.0 million
   2004                                                $  3.5 million
   2005                                                $  3.5 million
   2006                                                $  8.0 million
   2007                                                $  8.0 million
   2008 and thereafter                                 $ 62.0 million

During the first quarter of 2003, the company and its note holders amended the senior notes to increase the interest rate for each series by 1.5%, of which increase .25% is permanent .5% is applicable until the company has modified or replaced its bank credit facility on a pari passu basis with the note agreements and .75% is applicable until the later of the bank credit facility being modified or replaced on a pari passu basis and the fixed charge ratio as defined in the note exceeds 2.25 to 1 for two consecutive four trailing quarters. In connection with this amendment, the company granted the note holders and lenders under the credit facility a security interest in its domestic accounts, domestic inventory, domestic subsidiary stock, and certain other personal property.

Both the credit facility and the senior notes contain financial covenants and operating covenants which are summarized in Note 5 to the Notes to Consolidated Financial Statements contained elsewhere herein. As of June 30, 2003, the company was in compliance with all covenants under its credit facility and the senior notes. Management believes that the company's operating cash flow, cash balances, along with bank credit lines, are sufficient to meet current liquidity requirements. Due to the poor financial results for the first half of the year and generally weak outlook for the remainder of the year, the company's ability to comply in the future with the existing financial covenants of its agreements is uncertain. Therefore, the company is working to restructure its bank credit and note agreements to provide more financial and operating flexibility, and to protect against any potential default scenarios during this prolonged downturn in the nonresidential construction market. Although there is no assurance, management believes the company will be able to amend its existing agreements and/or enter into new agreements with alternative lenders.

Cash paid for interest on debt totaled $2.5 million in the second quarter and $3.8 million year to date at the end of June 2003, while cash paid for taxes were minimal due to net losses incurred over the same periods.

During the second quarter of 2003, treasury stock purchases were immaterial. The company decreased its dividend in the second quarter to $.04 per share from $.18 per share, and paid dividends of $.3 million and $1.1 million in the second quarter of 2003 and 2002, respectively. Total backlog at June 30, 2003 was $295 million compared with $310 million a year ago, excluding the Lester Building Systems and European Building System businesses. Higher margin product backlog was approximately 6% lower, while construction backlog decreased 3% when compared to the same period a year ago.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities," an Interpretation of ARB No. 51" (FIN 46). The interpretation provides guidance on the identification of variable interest entities (VIE) and clarifies when a company is determined to be a "primary beneficiary" and required to consolidate in its financial statements the assets, liabilities, and activities of a variable interest entity. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 is effective immediately for all new variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the consolidation provisions of FIN 46 must be applied in the first interim or annual reporting period beginning after June 15, 2003. The disclosure provisions of FIN 46 apply to financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 had no impact on the company's financial reporting and disclosures.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments were previously classified as equity or temporary equity and as such, SFAS 150 represents a significant change in practice in the accounting for a number of mandatory redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments for the first interim period beginning after June 15, 2003. The adoption of SFAS 150 had no impact on the Company's results of operations, liquidity, or financial condition.

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

Commodity Price Exposure: The company's primary commodities are steel, aluminum, and wood. Steel is the company's largest purchased commodity. Although steel prices are relatively stable, the company enters into forward steel purchase arrangements in its metal buildings business for periods of less than one year's duration to protect against potential price increases. To the extent there are increases in the company's steel costs, they are generally recaptured in the company's product sales prices.

During the first half of 2003, steel prices stabilized after large increases during the second half of 2002. Competitive pricing pressures have prevented the company from recapturing all of the steel price differential in its selling prices. Investments and increased operating efficiencies in company operations have helped mitigate the impact of the competitive market conditions.

The company's wood frame building business enters into forward purchase arrangements for commercial grade lumber for periods of less than one year's duration. Lumber costs are generally more volatile than steel costs. To offset increases in lumber costs, the company adjusts product prices accordingly.

Aluminum hedge contracts of less than one year's duration are purchased to hedge the engineered products backlog of the Vistawall group against potential losses caused by increases in aluminum costs. This product line is sensitive to material cost movements due to the longer lead times from project quoting to manufacture. Gains or losses recorded on hedge contracts are offset against the actual aluminum costs charged to cost of sales when contracts are settled. At June 30, 2003 the fair value of open aluminum contracts recorded in cumulative other comprehensive income was less than $.1 million pretax. A 10% change in aluminum contracts was immaterial at June 30, 2003.

Interest Rates: The majority of the company's long-term debt carries a fixed interest rate, which limits the company's exposure to increases in market rates. However, interest rate changes impact the fair market value of such debt. As of June 30, 2003, holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates would result in approximately a $4 million change in the fair value of the company's fixed rate debt.

Foreign Currency Fluctuation: The majority of the company's business is transacted in U.S. dollars, therefore limiting the company's exposure to foreign currency fluctuations. Where the company has foreign-based operations, the local currency has been adopted as the functional currency. As such, the company has both transaction and translation foreign exchange exposure in those operations. Due to relative cost and limited availability, the company does not hedge its foreign net asset exposure. At June 30, 2003 the company's net asset investment in foreign operations was $32 million. The company hedges its short-term foreign currency transaction exposures related to metal building sales in Canada. Forward exchange contracts are purchased to cover a portion of the exposure. Mark to market gains on the company's currency exchange contracts were recorded in earnings and were less than $.1 million pretax at June 30, 2003. At June 30, 2003, a 10% change in Canadian currency contracts was immaterial.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are defined as those that are both most important to the portrayal of a company's financial condition and results of operations, and require management's most difficult, subjective, or complex judgments. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles with no need for the application of management's judgment. In certain circumstances, however, the preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires judgment to make certain estimates and assumptions. These estimates affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The company's critical accounting polices include its sales recognition for construction and project contracts, inventory valuation, estimation of product liability for third-party claims, estimation of insurance reserves, and accounting for impairment of long-lived assets. See Note 1 to our consolidated financial statements for additional discussion other accounting policies.

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

Inventory Valuation: The company has chosen the last-in, first-out (LIFO) accounting method for valuing inventory in the majority of its manufacturing businesses. In periods of rising prices and steady or increasing levels of inventory, the effect of the LIFO method is to charge the current year cost of sales with inventory purchases that reflect current year costs. This method results in a better matching of current costs with current sales during an accounting period. Generally it presents a more conservative valuation of the company's inventory, and the gross profit and net earnings reported for the period. The LIFO valuation is a year-end measurement process requiring estimates for the determination of quarterly gross profit and quarter-end inventory valuation. At December 31, 2002, the cumulative effect of choosing the LIFO method was a reduction in inventory values of $9.5 million. During 2002, the company reduced inventory levels, which had the effect of charging the current year cost of sales with prior years' costs. For 2002, the use of LIFO inventory accounting decreased gross margins by $1.0 million, while through June 30, 2003 LIFO inventory accounting increased gross margin by $.1 million.

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

TRANSACTION TO SELL ASSETS

On May 15, 2003, the company announced that it had signed a letter of intent to enter into a transaction to sell substantially all of the assets of the Lester Building Systems business to a management team headed by the current Lester division president.

The company recorded an after-tax charge of approximately $4.2 million, or $.66 per share related to the sale. The anticipated pretax charge is approximately $7 million, including non-cash charges of approximately $6.2 million for the write-down of assets to net fair value and $.8 million to accrue for the costs of the sale. The company will provide significant seller financing to the new owners. As such the transaction was recorded as a transfer of assets held for sale under contract. The transaction is subject to contingencies common to such transactions, including due diligence reviews, lender consents, and the negotiation of a definitive agreement. The company anticipates completing a definitive purchase agreement and closing of the transaction in the third quarter of this year.

The transaction excludes the jury verdict awarded to the company related to a lawsuit involving Louisiana-Pacific Corporation. The original award of $29.6 million is currently under appeal. It is expected that the company and the new owners of the Lester Building Systems business will work cooperatively during the appeal process to bring this litigation to its conclusion.

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

         The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this Form 10-Q Quarterly Report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this Form 10-Q Second Quarter Report was being prepared.

(b)      Changes in internal controls.

         There were no significant changes in internal controls over financial reporting that have materially affected or are reasonably likely to materially affect internal controls over financial reporting subsequent to the date of the most recent evaluation, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

PART II - OTHER INFORMATION

ITEM 2. CHANGE OF SECURITIES AND USE OF PROCEEDS.

Reference is made to the second and seventh paragraph of "Note 5 -- Indebtedness" in the company's notes to consolidated financial statements in
Part I of this report for summaries of financial covenants under recently amended loan agreements that may effect the company's ability to pay dividends in future periods which summaries are incorporated herein by reference. As a result of the second quarter losses, under these covenants, which is contained in note agreements respecting the company's private placement senior notes, as of June 30, 2003 the company could pay $4.4 in dividends.

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

ITEM 5. OTHER INFORMATION

On May 15, 2003, Butler Manufacturing Company announced that it has signed a letter of intent to enter into a transaction to sell substantially all of the assets of the Lester Building Systems to members of Lester's current management team.

The company presently anticipates completing a definitive purchase agreement during the next several weeks, with the closing of the transaction occurring in the third quarter of this year.

The transaction excludes the jury verdict awarded to Butler Manufacturing Company related to a lawsuit involving Louisiana-Pacific Corporation. The original award of $29.6 million is currently under appeal. The company and the new owners of the Lester Buildings Systems business will work cooperatively during the appeal process to bring this litigation to its conclusion.

The company recorded an after-tax charge of approximately $4.2 million, or $.66 per share, or a pretax charge of approximately $7 million, including noncash charges of approximately $6.2 million, for the write-down of Lester wood buildings assets to net sale value. In accordance with the letter of intent, the company will provide seller financing to the new owners. The assets have been reclassified as assets held for sale under contract. The transaction is subject to certain contingencies common to such transactions, including due diligence reviews, lender consents, and the negotiation of a definitive agreement.

The Lester wood buildings business is part of the North American Building Systems Segment, and designs, manufactures, markets, and erects pre-engineered wood-frame buildings for a variety of end uses. Principal offices are located in Lester Prairie, Minnesota, with sales, engineering and manufacturing facilities in Charleston, Illinois and Clear Brook, Virginia.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

              31.1 Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              31.2 Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              32.1 Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              32.2 Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K.

         The following reports have been filed on Form 8-K during the Quarter Ended June 30, 2003.

    - April 23, 2003 8-K filing under item 5, announcing the establishment of a new metal buildings manufacturing plant in Monterrey, Mexico.

    - April 28, 2003 8-K filing under item 9, First Quarter Earnings Press Release.

    - May 15, 2003 8-K filing under item 5, of the Letter of Intent to Sell the Lester Division.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUTLER MANUFACTURING COMPANY

August 14, 2003                                 /s/ Larry C. Miller
---------------                                 -------------------------------
Date                                            Larry C. Miller
                                                Vice President - Finance,
                                                and Chief Financial Officer

August 14, 2003                                 /s/ John W. Huey
---------------                                 -------------------------------
Date                                            John W. Huey
                                                Vice President, General Counsel
                                                and Secretary

                                  EXHIBIT INDEX

31.1     Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2     Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1     Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2     Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002