Form 10-Q
period 2003-09-30
BUTLER MANUFACTURING CO
filed 2003-11-14
CIK 15840

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________to ________.

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
YES  X      NO     .
   -----      -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
YES  X     NO     .
   -----     -----

The registrant had 6,327,778 shares of common stock outstanding at September 30, 2003.

                                      INDEX


PART I. - FINANCIAL INFORMATION                                                                       Page Number
ITEM 1.       Financial Statements

       (1)    Consolidated Financial Statements (unaudited)

              Consolidated Statements of Operations for the Three Months and Nine months
              Ended September 30, 2003 and 2002                                                           3

              Consolidated Statements of Comprehensive Income (Loss) for the Three Months
              and Nine months Ended September 30, 2003 and 2002                                           4

              Consolidated Balance Sheets as of September 30, 2003 and
              December 31, 2002                                                                           5

              Consolidated Statements of Cash Flows for the Nine months
              Ended September 30, 2003 and 2002                                                           6

       (2)    Notes to Consolidated Financial Statements                                                  7


ITEM 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                       13

ITEM 3.       Quantitative and Qualitative Disclosures About Market Risk                                  20

ITEM 4.       Controls and Procedures                                                                     20

PART II. - OTHER INFORMATION

ITEM 1        Legal Proceedings                                                                           21

ITEM 2        Change of Securities and Use of Proceeds                                                    21

ITEM 3        Defaults Upon Senior Securities                                                             21

ITEM 5.       Other Information                                                                           22

ITEM 6.       Exhibits and Reports on Form 8-K                                                            22

              Signatures                                                                                  22

                  BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

         For the three and nine months ended September 30, 2003 and 2002

                                   (unaudited)
                   ($000's omitted except for per share data)

                                                   Three months ended September 30       Nine months ended September 30
                                                       2003              2002               2003               2002
                                                   -----------        -----------        -----------        -----------

Net sales                                          $   220,529        $   238,501        $   564,331        $   634,774
Cost of sales                                          192,038            206,232            493,436            551,175
                                                   -----------        -----------        -----------        -----------
    Gross profit                                        28,491             32,269             70,895             83,599

Selling, general and administrative expenses            26,755             30,414             79,705             86,160
Asset impairment charge                                    814                  -              7,048                  -
Restructuring charge (credit), net                           -               (631)                 -               (631)
                                                   -----------        -----------        -----------        -----------
     Operating income (loss)                               922              2,486            (15,858)            (1,930)

Other income (expense), net                               (175)               961             (1,571)             1,577
Interest expense                                         2,439              1,942              6,989              5,875
                                                   -----------        -----------        -----------        -----------
      Pretax income (loss)                              (1,692)             1,505            (24,418)            (6,228)

Income tax benefit                                       1,717                187             11,437              2,846
                                                   -----------        -----------        -----------        -----------
      Net income (loss)                            $        25        $     1,692        $   (12,981)       $    (3,382)
                                                   ===========        ===========        ===========        ===========

Basic earnings (loss) per common share             $      0.00        $      0.27        $     (2.05)       $     (0.54)
                                                   ===========        ===========        ===========        ===========
Diluted earnings (loss) per common share           $      0.00        $      0.27        $     (2.05)       $     (0.54)
                                                   ===========        ===========        ===========        ===========
Basic weighted average number of shares              6,347,891          6,321,912          6,343,201          6,309,066
Diluted weighted average number of shares            6,347,891          6,325,052          6,343,201          6,309,066






          See Accompanying Notes to Consolidated Financial Statements.

                  BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

     For the three months and nine months ended September 30, 2003 and 2002

                                  (unaudited)
                                ($000's omitted)

                                                     Three months ended             Nine months ended
                                                       September 30                    September 30
                                                    2003           2002            2003            2002
                                                  --------       --------        --------        --------

Net income (loss)                                 $     25       $  1,692        $(12,981)       $ (3,382)
       Other comprehensive income (loss):
           Foreign currency translation and
              hedging activity                         503            (44)           (155)            138
                                                  --------       --------        --------        --------
Comprehensive income (loss)                       $    528       $  1,648        $(13,136)       $ (3,244)
                                                  ========       ========        ========        ========



          See Accompanying Notes to Consolidated Financial Statements.

                  BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                    September 30, 2003 and December 31, 2002

                                ($000's omitted)

                                                                              2003             2002
                                                                           -----------       ---------
                                                                           (unaudited)       (audited)
ASSETS
     Current assets:
          Cash and cash equivalents                                        $  46,705        $  75,778
          Receivables, net                                                   122,640           92,651
          Inventories:
               Raw materials                                                  29,087           23,108
               Work in process                                                 8,634            9,959
               Finished goods                                                 36,283           36,283
               LIFO reserve                                                   (9,713)          (9,510)
                                                                           ---------        ---------
                    Total inventory                                           64,291           59,840

          Real estate developments in progress                                 7,429           13,203
          Assets held for sale                                                 7,182                -
          Net current deferred tax assets                                     17,441           25,238
          Other current assets                                                14,973           14,492
                                                                           ---------        ---------
               Total current assets                                          280,661          281,202

     Investments and other assets                                             76,155           50,684
     Assets held for sale                                                      3,684            3,684
     Property, plant and equipment, at cost                                  276,684          283,746
          Less accumulated depreciation                                     (162,253)        (163,482)
                                                                           ---------        ---------
               Net property, plant and equipment                             114,431          120,264
                                                                           ---------        ---------
                                                                           $ 474,931        $ 455,834
                                                                           =========        =========
LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
          Short-term debt                                                  $  94,072        $   6,273
          Accounts payable                                                    62,443           58,578
          Dividends payable                                                        -            1,136
          Accrued liabilities                                                105,598          110,110
          Taxes on income                                                     11,435           10,665
                                                                           ---------        ---------
               Total current liabilities                                     273,548          186,762

     Net noncurrent deferred tax liabilities                                       -            4,442
     Other noncurrent liabilities                                             54,779           19,393
     Long-term debt, less current maturities                                  11,635           96,066

     Shareholders' equity:
         Common stock, no par value, authorized 20,000,000
            shares, issued 9,088,200 shares, at stated value,
            outstanding 6,327,778 in 2003 and 6,310,502 in 2002               12,623           12,623
         Foreign currency translation, hedging activity, and minimum
             pension liability, net of tax                                   (16,648)         (16,493)
         Retained earnings                                                   202,856          217,307
                                                                           ---------        ---------
                                                                             198,831          213,437

     Less cost of common stock in treasury, 2,760,422 shares
         in 2003 and 2,777,698 shares in 2002                                (63,862)         (64,266)
                                                                           ---------        ---------
      Total shareholders' equity                                             134,969          149,171
                                                                           ---------        ---------
                                                                           $ 474,931        $ 455,834
                                                                           =========        =========



           See Accompanying Notes to Consolidated Financial Statements

                 BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             For the nine months ended September 30, 2003 and 2002

                                  (unaudited)
                                ($000's omitted)

                                                                                2003                2002
                                                                              --------           ----------
Cash flows from operating activities:
     Net loss                                                                 $(12,981)          $ (3,382)
     Adjustments to reconcile net earnings provided by and (used in)
     operating activities:
          Depreciation and amortization                                         14,776             13,219
          Asset impairment charge                                                7,048                  -
          Restructuring charge, net                                                  -             (1,137)
          Equity earnings of joint ventures                                         78                117
    Change in asset and liabilities:
          Receivables                                                          (33,247)           (10,853)
          Inventories                                                           (6,973)            (2,474)
          Real estate developments in progress                                   5,774             14,427
          Other current assets and liabilities                                   2,685             10,818
          Other noncurrent operating assets and liabilities                      4,331             (1,556)
                                                                              --------           --------
               Net cash provided by (used in) operating activities             (18,509)            19,179

Cash flows from investing activities:
     Capital expenditures                                                       (9,531)            (7,584)
     Capital expenditures - software                                            (2,290)            (6,330)
     Proceeds from European assets sale                                              -              2,345
                                                                              --------           --------
               Net cash used in investing activities                           (11,821)           (11,569)

Cash flows from financing activities:
     Payment of dividends                                                       (2,528)            (3,400)
     Proceeds from issuance of long-term debt                                    1,792                121
     Repayment of long-term debt                                                  (820)              (523)
     Net change in short-term debt                                               2,576               (350)
     Issuance of treasury stock                                                    404                698
     Purchase of treasury stock                                                      -                (25)
                                                                              --------           --------
               Net cash provided by (used in) by financing activities            1,424             (3,479)


Effect of exchange rate changes                                                   (167)               288
                                                                              --------           --------
     Net increase (decrease) in cash and cash equivalents                      (29,073)             4,419
Cash and cash equivalents at beginning of year                                  75,778             52,569
                                                                              --------           --------

Cash and cash equivalents at September 30                                     $ 46,705           $ 56,988
                                                                              ========           ========




          See Accompanying Notes to Consolidated Financial Statements.

                  BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in Butler Manufacturing Company's 2002 Form 10-K. It is suggested that those consolidated statements be read in conjunction with this report. The December 31, 2002, consolidated balance sheet was derived from the company's audited financial statements. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary for a fair presentation of the financial position of Butler Manufacturing Company and the results of its operations and cash flows.

NOTE 2 - GOODWILL

In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No.
141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), effective for fiscal years beginning after December 15, 2001. These Statements eliminated the pooling-of-interests method of accounting for business combinations and the systematic amortization of goodwill. SFAS No. 141 applies to all business combinations with a closing date after June 30, 2001, of which the company had no such activity. At the beginning of fiscal 2002, the company adopted SFAS No. 142. Under the new standard, purchased goodwill is no longer amortized over its useful life, but will be subject to annual impairment tests. In 2002, no impairment charges were recorded by the company related to goodwill. An annual impairment test was performed in the third quarter of 2003 that resulted in no impairment charge being recorded.

NOTE 3 - BUSINESS SEGMENTS

The company groups its operations into five business segments: North American Building Systems, International Building Systems, Architectural Products, Construction Services, and Real Estate.

The North American Building Systems Segment includes the North American metal buildings and the wood buildings businesses. These business units supply steel and wood frame pre-engineered building systems for a wide variety of commercial, community, industrial, and agricultural applications. In May 2003, the company entered into a letter of intent to sell its Lester wood buildings business to the Lester management group. The portion of the net assets of the wood buildings business that is included in the sale transaction was recorded as "Assets held for sale" in the company's balance sheet. At September 30, 2003 the sale transaction had not been completed. Accordingly, the results of operations for Lester wood buildings business are reflected in the results of operations for the periods ended September 30, 2003 and in segment results for such periods.

The International Buildings Systems Segment presently consists of the company's Asian metal buildings business. This business supplies pre-engineered metal buildings for commercial, community, industrial, and agricultural applications, primarily for Asian markets. The European metal buildings business, which had been included in this segment, was sold in July of 2002.

The Architectural Products Segment includes the operations of the Vistawall Group. The group designs, manufactures, and markets architectural aluminum systems for nonresidential construction, including curtain wall, storefront systems, windows, doors, skylights, and roof accessories.

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

The company announced the planned combination of the North American Buildings Systems Segment and the Construction Services Segment, thereby forming the Buildings Group Segment effective January 1, 2004. The purpose of this change is to effect cost savings, and better alignment of capabilities, enabling more thorough integration of the construction supply chain and enhanced service to customers. Restructuring charges or asset impairment charges, if any, related to the formation of the Buildings Group, are anticipated to be determined as the combination is finalized in the fourth quarter.

The accounting policies for the segments are the same as those described in the summary of significant accounting policies as included in the company's 2002 Form 10-K. Butler Manufacturing Company's reportable segments are strategic business units that offer products and services for different markets. They are managed separately because each business requires different technology and expertise. The Other category in the segments tables that follow includes intersegment sales eliminations, corporate expenses and corporate assets not otherwise allocated to a specific segment.

                                              Three Months                      Nine Months
NET SALES                                 Ended September 30,               Ended September 30,
(Thousands of dollars)                   2003             2002             2003             2002
---------------------------------------------------------------------------------------------------
North American Building Systems       $ 104,600        $ 119,536        $ 267,444        $ 295,748
International Building Systems           37,267           27,414           84,778           80,986
Architectural Products                   57,349           58,618          164,565          166,301
Construction Services                    28,400           27,905           61,720           93,042
Real Estate                                   -           10,400                -           16,475
Intersegment Elimination                 (7,087)          (5,372)         (14,176)         (17,778)
                                      --------------------------        --------------------------
                                      $ 220,529        $ 238,501        $ 564,331          634,774
                                      ==========================        ==========================




Net sales represent revenues from sales to affiliated and unaffiliated customers before elimination of intersegment sales. Segment sales shown in the table reflect elimination of intersegment sales, which are included in Intersegment Elimination. Intersegment eliminations are primarily sales between North American Building Systems and Architectural Products segments to the International Building Systems and Construction Services segments.

                                            Three Months                      Nine Months
PRETAX INCOME (PRETAX LOSS)              Ended September 30,              Ended September 30,
(Thousands of dollars)                  2003            2002             2003            2002
-----------------------------------------------------------------------------------------------
North American Building Systems       $ (2,798)       $   (919)       $(22,602)       $ (6,760)
International Building Systems           2,883           2,472           6,882           4,400
Architectural Products                   3,668           3,474           8,582           7,405
Construction Services                      (70)            876            (434)          1,964
Real Estate                                252           1,461             (59)          2,943
Other                                   (5,627)         (5,859)        (16,787)        (16,180)
                                      ------------------------        ------------------------
                                      $ (1,692)       $  1,505        $(24,418)       $ (6,228)
                                      ========================        ========================

During the nine months ended September 30, 2003, the company recorded a $7.0 million asset impairment charge plus $.8 million of other expenses related to the announced sale of the Lester Building Systems business. These charges are included in the North American Building Systems Segment's amounts. The Other classification represents unallocated corporate expenses, including the majority of the company's interest expense.

TOTAL ASSETS                       September 30,   December 31,
(Thousands of dollars)                 2003            2002
--------------------------------------------------------------------------------
North American Building Systems       $144,060       $132,688
International Building Systems         100,992         77,159
Architectural Products                 105,531        104,474
Construction Services                   18,162         17,807
Real Estate                             33,898         30,379
Other                                   72,288         93,327
                                      --------       --------
                                      $474,931       $455,834
                                      ========       ========



Total assets shows assets used by each business segment, and include $7.2 million of Lester Building System assets held for sale under contract which were recorded in the North American Building Systems Segment at September 30, 2003. Other represents cash and cash equivalents, real estate assets held for sale not included in the Real Estate Segment, corporate equipment and miscellaneous other assets, which are not related to a specific business segment.

NOTE 4 - RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

In December 2001, the company's board of directors approved the disposition of its European metal buildings business. As a result, the company recorded a $3.8 million pretax charge in connection with this decision. During 2001, $1.8 million of the charge was utilized. During 2002, $1.9 million of the restructuring reserve was utilized and an additional $1.4 million was accrued for severance, termination and legal costs. Through September 30, 2003, $.6 million was utilized for severance and other employee separation costs, of which $.1 million was utilized in the third quarter. At the end of September 2003, $.9 million remained in the restructuring reserve for legal, severance and other benefits costs and other closing costs. In addition, the company recorded a $4.3 million pretax charge for the impairment of certain assets in December 2001. In the third quarter of 2002, it was determined that asset values received upon the conclusion of the sale were greater than originally estimated allowing for a net recovery of $.6 million.

During the nine months ended September 30, 2003, the company recorded a $7.8 million pretax charge related to the announced sale of its Lester wood buildings business included in the North American Building Systems Segment. The charge included a $7 million impairment charge and $.8 million other expenses for selling and legal costs related to negotiating the sale. The charge after tax was $4.7 million, or $.74 per share. The Lester net assets, totaling $7.2 million, were classified in the September 30, 2003 balance sheet as "Assets held for sale". At the conclusion of the transaction these assets will be exchanged for approximately $5.6 million of notes receivable payable over seven years, with such notes to be classified on the company's balance sheet as long-term assets. During the third quarter of 2003, the company and the buyer executed definitive agreements, which call for the transaction to be completed by November 21, 2003. The closing of the transaction is scheduled to occur during the fourth quarter and is subject to receipt of consent from the company's senior lenders, which has been delayed pending resolution of discussions concerning restructuring of the company's debt agreements. If the company does not receive lender consent prior to November 21, 2003, it is possible that the transaction will not be consummated. The company will determine its options related to Lester at that time including the need for any additional asset impairment or other charges.

The Lester transaction excludes the jury verdict awarded to the company related to a lawsuit involving Louisiana-Pacific Corporation. The original award of $29.6 million is currently under appeal.

NOTE 5 - INDEBTEDNESS

In June 2001, the company entered into a $50 million bank credit facility. The bank credit facility was subsequently amended in December 2002 to a $35 million facility with sub-limits of up to $30 million for letters of credit and $10 million for cash advances. At September 30, 2003, the company had approximately $24.4 million of standby letters of credit issued under the bank credit facility.

After giving effect to all amendments, interest on advances under the credit facility is based on either (a) the banks' base rate, which is the higher of the Federal Funds rate plus .50% or the prime rate, plus a margin ranging from 1.0% to 1.25%, or (b) LIBOR plus a margin ranging from 1.75% to 2.5%. Interest on base rate advances is payable quarterly and is payable on LIBOR advances at the end of periods ranging from one to six months. During the occurrence of a default, interest on advances is the otherwise applicable rate plus 2%. The credit facility provides for a commitment fee on unused advances ranging from ..20% to .30%. Commitments under the credit facility expire on June 20, 2004, at which time any outstanding advances are payable. The agreement contains certain operating covenants, including restrictions on guarantees, liens, investments, acquisitions, asset sales, mergers, dividend payments, capital expenditures, and additional debt. The agreement also requires the company to maintain a capitalization ratio, as defined, of 0.45 to 1, and a leverage ratio, as defined, of 7.0 to 1 at the end of the fiscal quarter ending September 30, 2003 and 4.0 to 1 at the end of any fiscal quarter thereafter. The agreement also requires the company to maintain minimum domestic cash at all times and as of the last day of each fiscal quarter. In addition, the agreement requires domestic earnings before interest, taxes, depreciation, and amortization (EBITDA) for the trailing four fiscal quarters to be $5 million at the end of the fiscal quarter ending September 30, 2003, and $15 million thereafter through March 31, 2004.

In addition to the bank credit facility, the company has three tranches of private placement notes outstanding.

At September 30, 2003, $50 million principal amount of the company's 2001 private placement senior notes was outstanding. After giving effect to amendments in the first quarter of 2003, the notes carry a fixed interest rate of 8.12%, plus an additional 1.25% until certain financial tests are met as further described below. Interest is payable semi-annually on June 30 and December 30 and principal is payable in equal annual installments of $4.55 million commencing December 30, 2006, with the final installment due on December 30, 2016.

At September 30, 2003, $35 million principal amount of the company's 1998 private placement senior notes was outstanding. After giving effect to amendments in the first quarter of 2003, the notes carry a fixed interest rate of 6.82%, plus an additional 1.25% until certain financial tests are met as further described below. Interest is payable semi-annually on March 20 and September 20 and principal is payable in equal annual installments of $3.5 million commencing March 20, 2004, with the final installment due on March 20, 2013.

At September 30, 2003, $5 million principal amount of the company's 1994 private placement senior notes was outstanding. After giving effect to amendments in the first quarter of 2003, the notes carry a fixed interest rate of 8.27%, plus an additional 1.25% until certain financial tests are met as further described below. Interest is payable semi-annually on June 30 and December 30 and principal is payable in equal annual installments of $5 million, with the final installment due on December 30, 2003.

Upon a payment default under any of the note agreements, each fixed interest rate stated above would increase to the greater of such rate plus 2% or that rate which is 2% greater than the Bank of America's prime rate.

Principal installments on the notes are payable prior to their final maturity. The following table shows principal installments due with respect to the senior notes as stipulated in the note agreements during each of the years 2003 through 2016.

                                          2003    $ 5.0 million
                                          2004    $ 3.5 million
                                          2005    $ 3.5 million
                                          2006    $ 8.0 million
                                          2007    $ 8.0 million
                           2008 and thereafter    $62.0 million

In the first quarter of 2003, the company and its note holders amended the 2001, 1998, and 1994 notes, which increased the interest rate for all three notes by 1.5%. Of the increase, .25% is permanent, .5% is applicable until the company has modified or replaced its bank credit facility on a pari passu basis with the notes and .75% is applicable until the later of the time that the bank credit facility is modified or replaced on a pari passu basis with the notes and the fixed charge ratio as defined in the notes exceeds 2.25 to 1 for two consecutive trailing four quarter periods. Related to the amendment, the company entered into a Security Agreement with the note holders and the bank credit facility lenders whereby the company granted these lenders a security interest in its domestic accounts receivable, domestic inventory, domestic subsidiary stock, certain foreign subsidiary stock and certain other personal property. These lenders also entered into an intercreditor agreement.

The amended note agreements contain certain operating covenants, including restrictions on liens, additional indebtedness, and asset sales, and require the company to maintain adjusted consolidated tangible net worth, defined as $110 million plus the cumulative sum of 50% of consolidated net income for each fiscal quarter ending after December 31, 2002. The company is required to maintain a fixed charge coverage ratio of 1.25 to 1 for the fiscal quarter ending September 30, 2003, with periodic increases through June 30, 2005 and 2.0 to 1 thereafter. Restricted payments, including dividends and treasury stock purchases, may not in the aggregate exceed the sum of $10 million, plus 75% of consolidated net income or less 100% of any deficit for each fiscal quarter subsequent to March 31, 2003, and may not be made if a default or event of default exists under the note agreements.

The company's note agreements and credit agreement each have a "most favored nation" provision that incorporates by reference the financial covenants contained in the other agreements. Thus, failure to meet a financial covenant in one agreement is also failure to meet the covenant under the others' agreements.

Although the company was current with all payments under its debt agreements, at September 30, 2003, it was not in compliance with its financial covenants related to the minimum domestic EBITDA level of $5 million on a rolling four quarter basis; the leverage ratio (based generally upon the level of funded debt less cash and equivalents to EBITDA as defined in the agreements, for the trailing four quarters) of 7.0 to 1; nor the fixed charge coverage ratio of 1.25 to 1 (based generally upon the ratio of EBITDA plus rents over the trailing four quarters to the amount of interest and rents during such period). Management anticipates not to be in compliance with the same covenants at December 31, 2003.

Because the company was not in compliance with the financial covenants, the note holders and lenders under the bank credit agreement (senior lenders) have the right to require payment of $90 million of debt recorded on the company's balance sheet, as well as require funding of the stand-by letters of credit aggregating approximately $24.4 million. The company's senior lenders have not accelerated the company's payment obligations and have allowed the company to remain in breach of these agreements. If the senior lenders were to exercise this right, the company does not believe it would have the ability to fund these obligations immediately, and the senior lenders could pursue other remedies. Due to the noncompliance, the company was required under accounting standards to reclassify the related long-term portion of this debt, $81.5 million, as a current liability on the September 30, 2003 consolidated balance sheet.

As reported in the second quarter, the company has been in discussions with the senior lenders to restructure its debt agreements. These discussions are continuing, but have taken longer than expected. Pending resolution of these discussions, the company does not believe it will receive additional funds from its bank credit agreement. While there is no guarantee the company will be able to achieve a mutually satisfactory long-term resolution, the company continues to work closely with the senior lenders to develop an acceptable restructuring plan.

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

Stock options were granted to key employees under the 1996 Stock Incentive Plan and to outside directors under 2002 Stock Option Plan for Outside Directors. The company granted nonqualified stock options to key employees for 6,000 shares in the second quarter of 2003, 87,500 shares in the first quarter of 2003 and 44,000 shares in the first quarter of 2002. The company granted nonqualified options to directors totaling 4,000 shares in the first quarter of 2003 and 24,000 shares in the second quarter of 2002 under the 2002 Stock Option Plan for Outside Directors. There were no options granted under either plan in the third quarters of 2003 or 2002. Options were granted at a fixed exercise price based on fair market value on the date of grant. Options granted to employees in 2003 and 2002 vest one year after the date of grant and expire ten years from the date of grant. Options under the 2002 Stock Option Plan for Outside Directors vest on the 184th day after grant date, and are fully exercisable thereafter.

In January 2003, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No 148 amended Statement No. 123, "Accounting for Stock Based Compensation" and provided for alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. In addition, it requires more frequent and prominent financial statement disclosure of the effect of stock based compensation on the company's net earnings and earnings per share (EPS). The company uses the Black Scholes option pricing model to calculate the fair value of stock options on their date of grant. The assumptions used to calculate their fair value are as follows:

                  ASSUMPTION              2003        2002
           ------------------------  ------------- -----------
           Dividend yield                    4.2%          3.7%
           Risk-free interest rate           2.8%          3.8%
           Volatility                         32%           25%
           Life of option             5-10 years    5-10 years

The following table illustrates the effect on net earnings (loss) and per share data if the company had applied the fair value recognition provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation".



                                                                                               YEAR TO DATE
                                                                         THIRD  QUARTER        SEPTEMBER 30,
                        DOLLARS IN MILLIONS                             2003         2002      2003      2002
                        -------------------------------------------  ---------    --------- --------- ----------
                        Net earnings (loss) as reported              $      .0    $    1.7  $  (13.0) $   (3.4)
                           After tax effect of SFAS No. 123          $     (.1)   $     --  $    (.2) $    (.2)
                                                                     -------------------------------------------
                        Net earnings (loss) after SFAS No. 123       $     (.1)   $    1.7  $  (13.2) $   (3.6)

                        EPS effect in dollars
                        ---------------------
                        Diluted EPS as reported                      $    0.00    $    .27  $  (2.05) $  (0.54)
                           EPS effect of SFAS No. 123                $    (.01)   $     --  $  (0.03) $  (0.03)
                                                                     -------------------------------------------
                        Diluted EPS, net of effect of SFAS 123       $   (0.01)   $    .27  $  (2.08) $   (.57)

NOTE 7 -- GUARANTEES AND WARRANTIES

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires a liability to be recognized at the time a company issues a guarantee for the fair value of the obligations assumed under certain guarantee agreements.

The company accrues for warranty and claim costs as a percentage of sales based on historical trends. Actual warranty and claim costs are deducted from the accrual when incurred. Changes in the product warranty accrual for the nine months ended September 30, 2003 were as follows (in millions):

Balance, beginning of period                                  $2,810
                                                              ------
Payments made during the period                                (943)
                                                              ------
Increases to accrual during the period                           671
                                                              ------
Adjustments during the period                                  (374)
                                                              ------
Balance, September 30, 2003                                   $2,164
                                                              ======

NOTE 8 - DEFERRED TAX ASSETS

The company had approximately $15.3 million of domestic net deferred tax assets recorded in the balance sheet as of September 30, 2003. While the company believes it is more likely than not that it will be able to realize future taxable income sufficient to realize these assets, it is possible that these deferred tax assets will not be realized in the future. Realization of net deferred tax assets is dependent on generating $40.2 million of domestic taxable income in the future. If in the future the company determines that it is more likely than not that the full value of the deferred tax assets will not be realized, the company will establish a valuation reserve for the reduction in the expected value of the assets.

NOTE 9 -- RESTRICTIONS ON USE OF CASH

On September 30, 2003 the company's cash balance of $47 million included $14 million of cash in its International Building Systems Segment that was not immediately available for repatriation to the parent company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended September 30, 2003 and September 30, 2002

Net sales were $221 million for the third quarter 2003 compared with $239 million in the third quarter 2002, 8% lower than a year ago. Lower sales were caused by a continued decline in nonresidential construction project opportunities in a very competitive domestic construction market. The North American Building Systems, Architectural Products and Real Estate business segments reported lower sales for the quarter than a year ago while International Building Systems and Construction Services business segments reported higher sales for the quarter than a year ago.

Sales in the North American Building Systems Segment were $105 million, a decline of 12% compared with the third quarter a year ago. The decline in sales occurred in the metal buildings business and reflected continued weak demand in the manufacturing end-use market, which typically represents a significant percentage of the company's revenues. The commercial and community markets have been less severely impacted by the decline in the nonresidential construction market.

The International Building Systems Segment sales were $37 million in the third quarter, up 36% from the prior year. All the sales reported in the third quarter 2003 in this segment were from China, while the prior year's sales included $1.6 million from the European business, which was sold in 2002. The higher sales volume in China was related to the company's continued penetration of the market in China for nonresidential construction, seasonal increases, and a post-SARS business rebound.

The Construction Services Segment sales were $28 million for the third quarter, comparable to the same period last year. The company is in the process of combining the Butler Construction business with the North American Buildings business, forming the Buildings Group. The combination will be effective January 1, 2004. The purpose of this change is to effect cost savings and better alignment of capabilities, enabling more thorough integration of the construction supply chain and enhanced service to customers. Restructuring charges or asset impairment charges, if any, related to the formation of the Buildings Group are anticipated to be determined as the combination is finalized in the fourth quarter.

Sales in the Architectural Products Segment were $57 million in the third quarter compared with $59 million in the prior year. Sales decreased due to weaker demand in the commercial construction market primarily served by this segment.

The Real Estate Segment had no sales in the third quarter compared with $10 million a year ago. The Real Estate Segment's sales are based on individual projects and it is not unusual for the segment to report no sales in any given quarter.

Gross profit for the third quarter was $28 million, down $4 million, or 12%, from the prior year. While each business segment, with the exception of the International Buildings Systems Segment, experienced a decline in gross profit, the North American Building Systems and Construction Services segments were more severely affected due to weak markets and a fiercely competitive pricing environment, causing reduced standard margins and higher unabsorbed fixed costs. The International Buildings Systems Segment gross profit increased $2 million, or 54%, over the third quarter the prior year. The gross profit percentage increase for the segment in the third quarter exceeded the sales percentage increase due to the higher volume of business and better management of project costs.

Selling, general, and administrative expenses declined to $27 million compared with $30 million a year ago due to lower employment levels and other cost reduction efforts.

During the three months ended September 30, 2003, the company recorded a $.8 million pre-tax charge related to the announced sale of the Lester wood buildings business, which is included in the North American Building Systems Segment. The closing of the transaction is scheduled to occur by November 21, 2003, but is subject to receipt of consent from the company's senior lenders, which has been delayed pending resolution of discussions concerning restructuring of company's debt agreements. If the company does not receive lender consent prior to November 21, 2003, it is possible that the transaction will not be consummated. The company will determine its options related to

Lester at that time, including the need for any additional asset impairment or other charges. Because the sale transaction has not completed as of September 30, 2003, the results of operations for Lester wood buildings business are reflected in the segment results for the period.

The company recorded other expense of $.2 million in the third quarter of 2003 compared to $1 million income in the previous year's third quarter. Lower rental income this year on Real Estate Segment projects and higher interest income in the previous year were primary reasons for the difference in results.

Interest expense was $2.4 million for the quarter, up $.5 million compared with the prior year due to higher interest costs charged on the company's credit and note agreements.

The pretax loss for the quarter ended September 30, 2003 was $1.7 million compared to pretax income of $1.5 million for the quarter a year ago. The company recorded a tax benefit of $1.7 million for the quarter due to greater pretax losses in its North American Building Systems Segment and pretax losses in the Construction Services Segment. Net income for the third quarter was $.03 million, or $0.00 per share, compared with net earnings of $1.7 million, or $.27 per share, a year ago.

Nine Months ended September 30, 2003 and September 30, 2002

For the nine months ended September 30, 2003, sales were $564 million compared with $635 million a year ago, a decline of 11%. The decline reflects the continued weakness in the domestic nonresidential construction market. Lower sales in all segments of the company, except the International Buildings Systems Segment, for the first nine months of the year contributed to lower year to date gross profit compared with a year ago. This trend along with the $7.8 million charge for the sale of Lester wood buildings business were the primary factors for greater operating and pretax losses compared with the same nine month period a year ago. Year to date net losses through September 30, 2003 totaled $13 million compared with $3.4 million a year ago. The amount for 2003 includes $4.7 million in after tax charges ($7.8 million pre-tax) related to the announced sale of the Lester wood building business.

During the nine months ended September 30, 2003, the company recorded a $7.8 million pre-tax charge related to the announced sale of the Lester wood buildings business, which is included in the North American Building Systems Segment. Because the sale transaction has not completed as of September 30, 2003, the results of operations for Lester wood buildings business are reflected in the segment results for the period.

Initiatives to Reduce Costs and Increase Revenues

Nonresidential construction markets are cyclical by nature. During the current prolonged downturn the company has taken many actions to reduce costs and increase revenues from underserved markets. Related to cost reductions, in the face of continued declining demand, domestic employment levels are approximately 4% lower since the beginning of 2003. This is in addition to employment reductions in 2001 and 2002. Along with expense reductions related to volume initiated in most downturns, the company has implemented more permanent cost cutting measures. In 2002, the company sold its under performing European metal buildings business, and during the second quarter of 2003, the company announced the planned sale of another under performing business, the Lester wood buildings business. The company recently implemented a change in its primary pension plan benefit which is expected to reduce pension expense by $3.5 million annually, beginning in September 2003. Also, the company is discontinuing the subsidy for its retiree health care plan and ending certain retiree group life insurance programs effective January 1, 2004. The company anticipates the reversal of approximately $5.5 million of accrued liabilities related to these plans to pre-tax income during the fourth quarter of 2003. Also, the company expects these actions to reduce costs by approximately $2.8 million annually beginning in 2004.

During third quarter of 2003, the company announced the planned combination of the North American Building Systems and Construction Services segments' operations, to occur effective January 1, 2004. The purpose of this change is to effect cost savings and better alignment of capabilities, enabling more thorough integration of the construction supply chain and enhanced service to customers. Within the North American Building Systems Segment, realignment of several functions has created more efficient use of human resources and better alignment with customer needs. In order to increase efficiencies and generate more complete and timely information, the company completed implementation of a new enterprise resource planning computer system during the second quarter. Offsetting some of these cost reduction actions have been: increased costs for steel caused primarily by tariffs imposed by the U.S. Government in April, 2002: higher business insurance costs driven in part by the September 11, 2001 terrorist attacks; added legal costs related to the company's lawsuit against Louisiana-Pacific; the cost of complying with the Sarbanes-Oxley legislation; and the cost of restructuring the company's credit agreements.

The company continued its efforts to increase revenues and earnings in previously underserved markets. Within the North American Building Systems Segment, sales of the company's Liberty Buildings product line, a first price point building solution, continued to grow. The plant to produce the new R-Steel panel product line, a one piece insulated curtain wall panel system for commercial and community applications, began production in the third quarter. Construction of the company's frame fabrication plant in Mexico continued during the third quarter and is on schedule for a January, 2004 start-up. Within the Architectural Products Segment, two new distribution outlets and the introduction of new product offerings, including hurricane/blast resistant products, have provided incremental sales growth. Finally, the start-up of the company's second plant in China for the International Building Systems Segment has provided needed capacity to support the demand growth in this region.

Deferred Tax Assets

The company had approximately $15.3 million of domestic net deferred tax assets recorded in the balance sheet as of September 30, 2003. While the company believes it is more likely than not that it will be able to realize future taxable income sufficient to realize these assets, it is possible that these deferred tax assets will not be realized in the future. Realization of net deferred tax assets is dependent on generating $40.2 million of domestic taxable income in the future. If in the future the company determines that it is more likely than not that the full value of the deferred tax assets will not be realized, the company will establish a valuation reserve for the reduction in the expected value of the assets.

LIQUIDITY AND CAPITAL RESOURCES

Since December 2002, cash and cash equivalents decreased $29 million to $47 million due to declines in cash flows from operations and investing activities.

Cash flow from operating activities for the first nine months of 2003 was an approximate $19 million outflow. Receivables increased $33 million, primarily in the North American Building System Segment due to seasonal demand and timing delays in billing caused by the implementation of a new computer system and in the International Building Systems Segment due to increased demand. Inventories increased primarily due to the expansion of operations in the International Building Systems Segment. Real estate developments in progress declined primarily due to fewer development projects and the reclassification of a real estate project to a long-term asset classification from a current asset due to its anticipated sale extending beyond one year. Investments and other assets increased through the first nine months of 2003 due primarily to the real estate project reclass mentioned above and an increase in noncurrent deferred tax assets due to losses generated in the first nine months of 2003. Noncurrent tax assets represent timing differences related to the deductibility of expenses not expected to be realized in the near term. Net current deferred tax assets primarily represent the U.S. tax effect of book versus tax timing differences related to deductibility of expenses, including bad debt provision and product warranty and claims reserves. Deferred tax assets attributable to the income tax benefit on the 2003 net operating loss were reclassified from current to noncurrent assets during the second quarter. Though it is more likely than not that deferred tax assets will be utilized during periods of future earnings, it was determined that it would be unlikely for these assets to be realized during the next 12 months. During the second quarter the company reclassified a $31 million pension liability from current liabilities to long-term liabilities. Given the company's losses to date, it appeared unlikely that the company would make excess cash contributions to the pension funds sufficient to extinguish this liability during the next 12 months.

Cash from investing activities for the first nine months of 2003 was used primarily to fund $12 million in capital expenditures projects. Capital expenditures were primarily incurred within the North American Building Systems Segment for a metal buildings operation, the introduction of a new panel product line, and for a new enterprise resource planning computer system. Capital expenditures also included the costs to complete the construction of a second plant in China for the International Building Systems Segment.

Cash from financing activities was used for payment of dividends and scheduled long-term debt payments, while cash was provided from the issuance of short-term debt for the financing of real estate development projects. The company decreased its quarterly dividend in the second quarter to $.04 per share from $.18 per share. Dividends paid totaled $2.5 million and $3.4 million in the first nine months of 2003 and 2002, respectively. Due to the losses incurred to date and the uncertain course of the economy the company discontinued the quarterly cash dividend in the third quarter. Because it was in default under the credit agreements and note agreements as of September 30, 2003, the company is currently prohibited from paying dividends under the terms of those agreements.

During the second quarter of 2003 a $4 million cash dividend was declared and paid to the U.S. parent company from the company's Chinese subsidiary to increase domestic cash resources. During the third quarter of 2003, treasury stock purchases were immaterial.

Cash paid for interest on debt totaled $1.7 million in the third quarter and $7.8 million year to date at the end of September 30, 2003. The cash paid for taxes totaled $.7 million for the quarter and $1.7 million through September 30, 2003, while the tax refunds totaled $.1 million for the quarter and $8.4 million year to date through nine months of 2003.

Total backlog at September 30, 2003 was $314 million compared with $275 million a year ago, excluding the Lester Building Systems business. Higher margin product backlog was approximately 10% higher, while construction backlog increased 60% when compared to the same period a year ago.

In June 2001, the company entered into a $50 million bank credit facility and issued $50 million of senior unsecured notes in a private placement. The bank credit facility was subsequently amended in December 2002 to a $35 million facility with sub-limits of up to $30 million for letters of credit and $10 million for cash advances. At September 30, 2003, the company had approximately $24.4 million of standby letters of credit issued under the bank credit facility. Commitments under the credit facility expire on June 20, 2004, at which time any outstanding advances are payable.

For the nine months ended September 30, 2003, there were no domestic short-term borrowings. After giving effect to all amendments, interest on advances under the credit facility is based on either (a) the banks' base rate, which is the higher of the Federal Funds rate plus .50% or the prime rate, plus a margin ranging from 1.0% to 1.25%, or (b) LIBOR plus a margin ranging from 1.75% to 2.5%. During the occurrence of a default, interest on advances is the otherwise applicable rate plus 2%. Interest on base rate advances is payable quarterly and is payable on LIBOR advances at the end of periods ranging from one to six months. The credit facility provides for a commitment fee on unused advances ranging from .20% to .30%. Commitments under the credit facility expire on June 20, 2004, at which time any outstanding advances are payable.

Per the terms of the company's bank credit and note agreements, and subject to certain limitations, the company may borrow up to $35 million from other lenders to fund the Real Estate Segment's project development activities. At September 30, 2003, $2.9 million had been borrowed to fund development projects.

At September 30, 2003 there were outstanding $50 million principal amount of the company's 2001 senior notes due 2016, $35 million of its 1998 senior notes due 2013 and $5 million of its 1994 senior notes due 2003. Interest on the 2001 and 1994 senior notes is payable semiannually on June 30 and December 30 and interest on the 1998 senior notes is payable semiannually on March 20 and September 20. As set forth in Note 5 to the Notes to Consolidated Financial Statements, principal installments on the notes are payable prior to their final maturity. The following table shows principal installments due with respect to the senior notes as stipulated in the note agreements during each of the years 2003 through 2016.

                                      2003    $ 5.0 million
                                      2004    $ 3.5 million
                                      2005    $ 3.5 million
                                      2006    $ 8.0 million
                                      2007    $ 8.0 million
                       2008 and thereafter    $62.0 million

During the first quarter of 2003, the company and its note holders amended the senior notes to increase the interest rate for each series by 1.5%, of which increase .25% is permanent, .5% is applicable until the company has modified or replaced its bank credit facility on a pari passu basis with the note agreements, and .75% is applicable until the later of the time that the bank credit facility is modified or replaced on a pari passu basis with the note agreements and the fixed charge ratio as defined in the notes exceeds 2.25 to 1 for two consecutive four trailing quarters. In connection with this amendment, the company granted the note holders and lenders under the credit facility a security interest in its domestic accounts receivable, domestic inventory, domestic subsidiary stock, certain foreign subsidiary stock and certain other personal property. Upon a payment default under any of the note agreements, the interest rate of the related notes would increase to the greater of such rate plus 2% or that rate which is 2% greater than the Bank of America's prime rate.

Both the credit facility and the senior notes contain financial covenants and operating covenants, which are summarized in Note 5 to the Notes to Consolidated Financial Statements contained elsewhere herein.

The severe cyclical decline in the nonresidential construction industry during the past three years has outstripped the savings realized from cost reductions and capacity closures that the company has implemented over this period. As a result, although the company was current with all payments under its debt agreements at September 30, 2003, it was not in compliance with its financial covenants within the bank credit agreement and the senior notes agreements related to the minimum EBITDA level, the fixed charge coverage ratio and the leverage ratio. Also as a result, the company was required under accounting standards to reclassify the related long-term portion of this debt, $81.5 million, as a current liability on the September 30, 2003 consolidated balance sheet. The attached financial statements reflect this change. See Note 5 of Notes to Consolidated Financial Statements.

As reported in the second quarter, the company has been in discussions with the senior lenders to restructure its debt agreements. These discussions are continuing, but have taken longer than expected. Because the company was not in compliance with the financial covenants, the senior lenders have the right to require payment of $90 million of debt recorded on the company's balance sheet, as well as require funding of the stand-by letters of credit. The company's senior lenders have not accelerated the company's payment obligations and have allowed the company to remain in breach of these agreements, although they have the right to declare such default at any time. If the senior lenders were to exercise this right, the company does not believe it would have the ability to fund these obligations immediately, and the senior lenders could pursue other remedies. Pending resolution of these discussions, the company does not believe it will receive additional funds from its bank credit agreement. Although there is no guarantee the company will be able to achieve a mutually satisfactory long-term resolution, the company continues to work closely with the senior lenders to develop an acceptable restructuring plan.

On September 30, 2003 the company's cash balance of $47 million included $14 million of cash in its International Building Systems Segment that was not immediately available for repatriation to the parent company. Although there can be no assurance, management believes the company's cash and cash flow from operations will be sufficient to provide for normal operating needs. To the extent that actual results or events differ from management's financial projections or business plans, the company's liquidity may be adversely affected by one or more of the following factors: weak demand for the company's products, a loss of customer relationships, elevated raw materials prices, inability to negotiate amendments to loan covenants, changes in payment terms by the company's suppliers and vendors, or the requirement by the company's senior lenders to fund the outstanding debt obligations.

As mentioned previously, discussions are continuing between the company and its senior lenders to restructure its debt agreements. Along with existing cash balances these credit arrangements are the company's primary source of liquidity. Other possible sources of liquidity beyond normal operating cash flows include additional cash dividends from the company's International Building Systems Segment; loan transactions utilizing the company's approximately $30 million of unencumbered operating real estate assets; loans or the early sale of approximately $21 million of project related assets of the company's Real Estate Segment; and the proceeds, if any, from the $29.6 million jury verdict awarded to the company related to a lawsuit involving Louisiana-Pacific Corporation. There is no assurance that the timing of availability of these additional possible sources of liquidity would correspond with future liquidity requirements. In addition, the board of directors has authorized management to explore strategic options available to the company. The company has engaged George K. Baum & Company to serve as financial advisor to assist in this process. Among the options that are under consideration are the solicitation of private investment capital, asset sales, and the sale of the company.

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

During the first nine months of 2003, steel prices stabilized after large increases during the second half of 2002. Competitive pricing pressures have prevented the company from recapturing all of the steel price differential in its selling prices. Investments and increased operating efficiencies in company operations have helped mitigate the impact of the competitive market conditions.

The company's wood frame building business enters into forward purchase arrangements for commercial grade lumber for periods of less than one year's duration. Lumber costs are generally more volatile than steel costs. To offset increases in lumber costs, the company adjusts product prices accordingly.

Aluminum hedge contracts of less than one year's duration are purchased to hedge the engineered products backlog of the Vistawall group against potential losses caused by increases in aluminum costs. This product line is sensitive to material cost movements due to the longer lead times from project quoting to manufacture. Gains or losses recorded on hedge contracts are offset against the actual aluminum costs charged to cost of sales when contracts are settled. At September 30, 2003, the fair value of open aluminum contracts recorded in cumulative other comprehensive income was less than $.1 million pretax. A percentage change in aluminum contracts was immaterial at September 30, 2003.

Interest Rates: The majority of the company's long-term debt carries a fixed interest rate, which limits the company's exposure to increases in market rates. However, interest rate changes impact the fair market value of such debt. As of September 30, 2003, holding other variables constant, including levels of indebtedness, a one percentage point change in interest rates would result in approximately a $4.6 million change in the fair value of the company's fixed rate debt.

Foreign Currency Fluctuation: The majority of the company's business is transacted in U.S. dollars, therefore limiting the company's exposure to foreign currency fluctuations. Where the company has foreign-based operations, the local currency has been adopted as the functional currency. As such, the company has both transaction and translation foreign exchange exposure in those operations. Due to relative cost and limited availability, the company does not hedge its foreign net asset exposure. At September 30, 2003 the company's net asset investment in foreign operations was $40 million, primarily in China. The company hedges its short-term foreign currency transaction exposures related to metal building sales in Canada. Forward exchange contracts are purchased to cover a portion of the exposure. Mark to market gains on the company's currency exchange contracts were recorded in earnings and were immaterial.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are defined as those that are both most important to the portrayal of a company's financial condition and results of operations, and require management's most difficult, subjective, or complex judgments. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles with no need for the application of management's judgment. In certain circumstances, however, the preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires judgment to make certain estimates and assumptions. These estimates affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The company's critical accounting polices include its sales recognition for construction and project contracts, inventory valuation, estimation of product liability for third-party claims, estimation of insurance reserves, and accounting for impairment of long-lived assets. See Note 1 to our consolidated financial statements for additional discussion of other accounting policies.

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

Inventory Valuation: The company has chosen the last-in, first-out (LIFO) accounting method for valuing inventory in the majority of its manufacturing businesses. In periods of rising prices and steady or increasing levels of inventory, the effect of the LIFO method is to charge the current year cost of sales with inventory purchases that reflect current year costs. This method results in a better matching of current costs with current sales during an accounting period. Generally it presents a more conservative valuation of the company's inventory, and the gross profit and net earnings reported for the period. The LIFO valuation is a year-end measurement process requiring estimates for the determination of quarterly gross profit and quarter-end inventory valuation. The cumulative effect of choosing the LIFO method was a reduction in inventory values of $9.5 million at December 31, 2002 and $9.7 million at September 30, 2003. For 2002, the use of LIFO inventory accounting decreased gross margins by $1.0 million, while through September 30, 2003 LIFO inventory accounting decreased gross margin by $.2 million.

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

Long-Lived Assets: The company accounts for the impairment of long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." When events or circumstances indicate that a long-lived asset may not be recoverable, the company tests for recoverability of the asset by comparing undiscounted future cash flows from the asset to the carrying amount of the asset. If undiscounted future cash flows are less than the asset carrying amount, an impairment charge is recorded and the asset's carrying value is reduced to fair value. Management estimates the future cash flows based on current operating conditions. Changes in estimates of such cash flows could impact the results of the impairment test.

TRANSACTION TO SELL ASSETS

On May 15, 2003, the company announced that it had signed a letter of intent to enter into a transaction to sell substantially all of the assets of the Lester Building Systems business to a management team headed by the current Lester division president. The company recorded an after-tax charge of approximately $4.7 million, or $.74 per share related to the sale. The anticipated pretax charge is approximately $7.8 million, including charges of approximately $7 million for the write-down of assets to net fair value and $.8 million to accrue for the costs of the sale. The company will provide significant seller financing to the new owners. As such the transaction was recorded as a transfer of assets held for sale.

During the third quarter of 2003, the company and the buyer executed definitive agreements, which call for the transaction to be completed by November 21, 2003. The closing is subject to receipt of consent from the company's senior lenders, which has been delayed pending resolution of discussions concerning restructuring of the company's debt agreements. If the company does not receive lender consent prior to the November 21, 2003 deadline, it is possible that the transaction will not be consummated. The company will determine its options related to Lester at that time including the need for any added asset impairment or other charges.

The transaction excludes the jury verdict awarded to the company related to a lawsuit involving Louisiana-Pacific Corporation. The original award of $29.6 million is currently under appeal. The Lester wood buildings business is part of the North American Buildings Systems Segment, and designs, manufactures, markets, and erects pre-engineered wood-frame buildings for a variety of end uses. Principal offices are located in Lester Prairie, Minnesota, with sales, engineering and manufacturing facilities in Charleston, Illinois and Clear Brook, Virginia.

FORWARD LOOKING INFORMATION

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which may include statements concerning projection of revenues, income or loss, capital expenditures, capital structure, or other financial items, statements regarding the plans and objectives of management for future operations, statements of future economic performance, statements of the assumptions underlying or relating to any of the forgoing statements, and other statements which are other than statements of historical fact. These statements appear in a number of places in this report and include statements regarding the intent, belief, or current expectations of the company and its management with respect to (i) the cost and timing of the completion of new or expanded facilities, (ii) the company's competitive position, (iii) the supply, price and credit terms related to materials used by the company, (iv) the demand and price for the company's products and services,
(v) the continued forbearance of the company's senior lenders, or (vi) other trends affecting the company's financial condition or results of operations, including changes in manufacturing capacity utilization and corporate cash flow in both domestic and international markets. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially as a result of these various factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes to the disclosure made in the Annual Report on Form 10-K for the year ended December 31, 2002 regarding this matter. See discussion about market risk under Item 2. Management's Discussion and Analysis.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, management conducted an evaluation of the effectiveness of the design and operation of the company's "disclosure controls and procedures" (Disclosure Controls). The controls evaluation was done under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO).


Based upon the controls evaluation, the CEO and CFO have concluded that, subject to the limitations noted below, as of the end of the period covered by this Quarterly Report on Form 10-Q, the company's Disclosure Controls were effective to provide reasonable assurance that material information relating to Butler Manufacturing Company and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when the company's periodic reports are being prepared.

There was no change in internal controls over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

Attached as Exhibits 31.1 and 31.2 to this Quarterly Report are certifications of the CEO and the CFO, which are required in accord with Rule 13a-14 of the Securities Exchange Act of 1934 (the Exchange Act). This Controls and Procedures
section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications.

Definition of Disclosure Controls

Disclosure Controls are controls and procedures designed to ensure that information required to be disclosed in the company's reports filed under the Exchange Act is recorded, processed, summarized and reported timely. Disclosure Controls are also designed to ensure that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. The company's Disclosure Controls include certain components of internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of the company's financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

Limitations on the Effectiveness of Controls

Although the company's Disclosure Controls have been designed to provide reasonable assurance of attaining their objectives and the company's CEO and CFO have concluded that the Disclosure Controls are effective at the reasonable assurance level, the company's management, including the CEO and CFO, does not expect that the company's Disclosure Controls or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Reference is made to Item 3. Legal proceedings in the company's annual report on Form 10-K for the year ended December 31, 2002 for information on certain litigation to which it is a part.

ITEM 2. CHANGE OF SECURITIES AND USE OF PROCEEDS

Under the company's note agreements, restricted payments, including dividends and treasury stock purchases, may not in the aggregate exceed the sum of $10 million, plus 75% of consolidated net income or less 100% of any deficit for each fiscal quarter subsequent to March 31, 2003 and may not be made if a default or event of default exists under the note agreements. The company's credit facility also prohibits dividends while there is an event of default under the credit facility. Because the company was not in compliance at September 30, 2003 with certain financial covenants under its note agreements and credit facility, it may not currently pay cash dividends.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

At September 30, 2003, the company was not in compliance with certain of its financial covenants contained within the bank credit agreement and the senior note agreements relating to its 1994 private placement senior notes, its 1998 private placement senior notes, and its 2001 private placement senior notes. Specifically, the company was not in compliance with covenants imposing a domestic EBITDA level, a fixed charge coverage ratio and a leverage ratio). See
Note 5 of Notes to Consolidated Financial Statements.

ITEM 5. OTHER INFORMATION

Suspension of Dividend

On September 8, 2003, the Board of Directors suspended the annual dividend on common stock for an undetermined time. This decision stems from a detailed analysis of the company's current financial condition, its liquidity forecast and its earnings prospects for the immediate future. Based on this analysis, the Board of Directors decided that the most prudent course of action was to suspend the dividend until the company's financial condition and stability is clarified. At this time, no prediction can be made when or if the Board of Directors will reinstate the dividend, or if reinstated, what the annualized dividend rate will be in the future. As noted elsewhere in this report, because the company was not in compliance with certain provisions under its credit agreement and note agreements at September 30, 2003, it is currently contractually prohibited from paying dividends under the terms of those agreements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.
                   31.1 Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
                   31.2 Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
                   32.1 Certification of CEO furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
                   32.2 Certification of CFO furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K.

    The following reports have been filed on Form 8-K during the Quarter Ended September 30, 2003.

    -  July 29, 2003  8 K filing under Item 9, Second Quarter Earnings Press
                      Release

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

            BUTLER MANUFACTURING COMPANY
            November 14, 2003                 /s/ Larry C. Miller
            -----------------                 -------------------
            Date                              Larry C. Miller
                                              Vice President - Finance,
                                              and Chief Financial Officer


            November 14, 2003                 /s/ John W. Huey
            -----------------                 ----------------
            Date                              John W. Huey
                                              Vice President, General Counsel
                                              and Secretary

                                  EXHIBIT INDEX

               31.1 Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

               31.2 Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

               32.1 Certification of CEO Furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               32.2 Certification of CFO Furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002