Form 10-K
period 2003-12-31
BUTLER MANUFACTURING CO
filed 2004-03-12
CIK 15840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number 001-12335

BUTLER MANUFACTURING COMPANY

(Exact name of registrant as specified in its charter)

Delaware	44-0188420
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1540 Genessee Street, (P.O. Box 419917, zip code 64141), Kansas City, Missouri 64102
(Address of principal executive offices)

(816) 968-3000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	New York Stock Exchange
Preferred share purchase rights	New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 or the Act.) Yes X  No     .

The aggregate market value of Registrant’s Common Stock held by non-affiliates based on the closing price of $16.53 on June 30, 2003, the end of the second fiscal quarter, was $103,197,311.

The Registrant had 6,335,425 shares of no par value Common Stock issued and outstanding as of February 23, 2004.

BUTLER MANUFACTURING COMPANY

FORM 10-K

For the Fiscal Year Ended December 31, 2003

FORWARD LOOKING INFORMATION

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which may include statements concerning projection of revenues, income or loss, capital expenditures, capital structure, or other financial items, statements regarding the plans and objectives of management for future operations, statements of future economic performance, statements of future operations, statements of the assumptions underlying or relating to any of the forgoing statements, and other statements which are other than statements of historical fact. These statements appear in a number of places in this report and include statements regarding the intent, belief, or current expectations of the company and its management. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “plan,” “foresee,” “believe” or “continue” or the negatives of these terms or variations of them or similar terminology. Although management believes the expectations reflected in these forward-looking statements are reasonable, there can give no assurance that these expectations will prove to have been correct. Important factors that could cause actual results to differ materially from management’s expectations include (i) general economic, industry, business and social conditions; (ii) an inability to consummate a transaction as described more fully herein that provides for repayment in full of the company’s outstanding senior notes by April 30, 2004 coupled with the inability to negotiate amendments to loan covenants, or actions the company’s lenders to accelerate the company’s debt due to its ongoing defaults, and the potential that any such circumstance would force the company to file for protection under Chapter 11 of the U.S. Bankruptcy Code; (iii) changes in the willingness of vendors or trade creditors to deal with the company or in the credit or other commercial terms on which they are willing to do so; (iv) changes in customer confidence in the company and its products or loss of customer relationships; (v) the timing of, and legal, regulatory and other conditions associated with, the completion of the Merger; (vi) competitive pressures in the markets in which the company competes; (vii) weak demand for the company’s products; (viii) other consolidations, restructurings, or other ownership changes in the construction or steel industries; (ix) the loss of key employees; (x) the supply and price of materials used by the company; (xi) the demand and price for the company’s products and services; and (xii) other trends affecting the company’s financial condition or results of operations including changes in manufacturing capacity utilization and corporate cash flow in both domestic and international markets. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially as a result of these various factors

PART I

Item 1. Business

(a) General Description of Business

General

Butler Manufacturing Company (the “company”) was founded as a partnership in 1901, incorporated in Missouri in 1902, and later reincorporated in Delaware in 1969. Its corporate headquarters are located in Kansas City, Missouri, and the company operates manufacturing facilities, engineering offices, and service centers throughout the continental United States and 15 foreign countries. Principal international operations are conducted through Chinese wholly owned subsidiaries, Butler (Shanghai) Inc., and Butler (Tianjin) Inc., and through Saudi Building Systems Ltd. and Vistawall International (UAE) Ltd., minority owned joint ventures in Saudi Arabia and the United Arab Emirates. In 2002 the company completed the sale of the assets of its European metal buildings business to the Lindab AB Group.

The company is primarily engaged in the marketing, design, and production of building systems and components for nonresidential structures. Products and services fall into five principal business segments: (1) North American Building Systems, consisting primarily of custom designed and pre-engineered steel and wood frame building systems for commercial, community, industrial, governmental, and agricultural uses; (2) International Building Systems, consisting primarily of custom designed and pre-engineered steel buildings for commercial, community, industrial, and governmental use primarily in China; (3) Architectural Products, consisting primarily of curtain wall and storefront framing systems, standard and custom window systems, skylights, and roof vents for low-rise, medium-rise, and high-rise nonresidential buildings; (4) Construction Services, providing construction management services for purchasers of large, complex, or multiple site building projects; and (5) Real Estate, providing build-to-suit-to-lease development services for corporations that prefer to lease rather than own their facilities.

The company’s products are sold, installed, and serviced through independent dealers or contractors that serve the commercial, community, industrial, governmental, and agricultural markets.

Recent Development

On February 15, 2004, the company entered into a merger agreement (“Merger Agreement”) pursuant to which BSL Acquisition Corporation, a wholly owned subsidiary of BlueScope Steel Limited (“BlueScope”), of Melbourne, Australia, will merge with and into the company (the “Merger”), and the company will become a wholly owned subsidiary of BlueScope. Pursuant to the Merger Agreement, each outstanding share of company common stock will be exchanged for the right to receive $22.50 in cash. The acquisition will be subject to a number of conditions, including the company achieving defined levels of financial performance for the first quarter of 2004, no acceleration of any amounts owed by the company to its senior lenders, and no environmental liability remediation costs in excess of $5 million, as well as shareholder approval and approval by regulatory authorities in the United States. Butler shareholders are expected to vote on the proposed acquisition in April 2004.

Pending the satisfaction of the conditions mentioned above and others included in the Merger Agreement, Butler and BlueScope expect the acquisition of Butler to be complete by April 30, although there are no assurances the Merger will close at that time or at any other time. In connection with the Merger Agreement, BlueScope, the company, and its senior note holders have reached mutually satisfactory agreements that provide the note holders assurance from BlueScope that the senior notes will be immediately paid in full if BlueScope closes the Merger. See the section on Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity in Part II, Item 7 of this report.

(b) and (d) Financial Information About Industry and Geographic Segments

For information about operating segments, see the section on Business Segments in the Notes to Consolidated Financial Statements under Part II, Item 8 of this report.

(c) Narrative Description of Business

North American Building Systems

The company’s largest Segment, North American Building Systems, includes principally the United States, Canadian, and Latin American pre-engineered metal building systems businesses. Along with the company’s industry-leading Butler-brand building system, the Segment includes the entry-level priced metal buildings product offering of Liberty Building Systems, Inc., as well as the Lester Building System wood frame buildings business.

The company’s North American Building Systems Segment activities consist primarily of the design, engineering, fabrication, and distribution of one to five-story steel and one to two-story wood frame buildings for industrial, commercial, community, governmental, and agricultural uses, such as manufacturing facilities, warehouses, office buildings, schools, churches, shopping centers, restaurants, convenience stores, livestock, and farm buildings. Principal product components of the systems are structural members and a variety of pre-engineered wall and roof components. These are fabricated according to standard or customer specifications and shipped to building sites for assembly by independent dealers. Building components are manufactured for North American and export sales in plants located at Galesburg and Charleston, Illinois; Laurinburg, North Carolina; Visalia, California; Annville, Pennsylvania; San Marcos, Texas; Lester Prairie, Minnesota; Selmer, Tennessee; Clear Brook and Staunton, Virginia; and Monterrey, Mexico. In December 2003, the company announced the permanent closure of the Birmingham, Alabama metal buildings plant, which prior to the announcement was temporarily idled.

The primary business of the company’s North American Building Systems Segment is the design, manufacture, and sale of the Butler brand of nonresidential pre-engineered metal buildings. The company founded the pre-engineered metal buildings industry in the middle of the twentieth century and has held the leading position from inception. Butler Buildings are sold throughout the United States through a network of over 1,300 independent Butler Builders. These dealers provide construction services, and in many cases, design and engineering capabilities.

Nonresidential pre-engineered buildings compete with conventional forms of building construction in the low-rise commercial, community, industrial, agricultural, and governmental markets. Competition is primarily based upon cost, time of construction, appearance, thermal efficiency, and other specific customer requirements.

The company also competes with numerous pre-engineered steel frame building manufacturers doing business in the United States, Canada, and South America. The company is a leading manufacturer of steel frame pre-engineered building systems within the United States with its largest competitors being: American Buildings Company, a subsidiary of MAGNATRAX Corporation, NCI Building Systems, Inc., Robertson — Ceco Corporation, a subsidiary of Heico Companies LLC, and V. P. Buildings Inc., a wholly owned subsidiary of Grupo IMSA, S.A. de C.V. of Mexico. Competition among manufacturers of pre-engineered buildings is based primarily upon price, service, product design and performance, and marketing capabilities.

The company’s principal export markets are Central America, the Caribbean, select other Latin American markets, and Canada. Shipments are sourced primarily from Butler’s U.S. plants, local manufacturing alliances, and commencing in December 2003, the company’s Monterrey, Mexico metal buildings plant. Principal sales and engineering offices for these regions are located in Mexico City, Mexico and Burlington, Ontario.

Liberty Building Systems produces lower-cost metal buildings for commercial, community, and industrial end uses in smaller communities, and primarily competes with regional metal building manufacturers in the Southern and Western regions of the United States. Liberty Buildings Systems’ products are distributed directly to end-users as well as through open distribution channels.

In 2003, the company established a new manufacturing plant in Monterrey, Mexico to produce frames and its long-bay structural system known as Landmark 2000. The new leased facility enables the company to be more competitive in both costs and service in Latin American markets. The 120,000 square foot plant became operational in December of 2003 and primarily serves building markets throughout Mexico and Latin America, but also markets in the U.S. as well. The company’s investment in equipment for the facility was approximately $3 million and the operation employs approximately 50 associates.

Also in 2003, the company leased space to manufacture the new R-Steel product line, a one-piece insulated curtain wall panel system for commercial and community applications. Production began during the third quarter of 2003 in Staunton, Virginia. The product is distributed through the Butler Builder dealer network.

Lester Building Systems, the company’s wood frame buildings business, sells its products through independent dealers and a direct-sales operation. Lester operates three plants in the United States serving the mid-west and middle Atlantic markets. Lester competes with other regional wood building manufacturers, such as Morton Buildings, Inc. and Cleary Buildings, Inc., as well as several single plant manufacturers and lumberyards.

On May 15, 2003, the company entered into a letter of intent to sell substantially all of the assets of the Lester Building Systems business to a management team headed by the current Lester Building Systems’ president. The company recorded a $7 million pretax charge related to the proposed sale to write down the assets to fair value. An additional $.8 million was recorded for selling and legal costs related to negotiating the sale. The closing of the transaction was scheduled to occur by November 21, 2003, however the company did not receive the consent from its senior lenders to proceed with the sale and the sale agreement terminated. Accordingly, at December 31, 2003, the Lester assets were reclassified from assets held for sale to assets held and used. Also, a credit to the asset impairment charge in the amount of $2.2 million was taken in the fourth quarter to adjust the Lester assets to fair market value.

In December 2003, the company announced the permanent closure of the Birmingham, Alabama metal buildings plant, which prior to the announcement was temporarily idled. The closing of this facility will result in cost savings associated with the permanent removal of overhead costs due to excess capacity. In conjunction with the closing, the company recorded $.7 in termination and severance benefits. As of December 31, 2003, the fair market value of the facility as determined by independent appraisal exceeded the net book value of the facility, thereby eliminating the need for any asset impairment charge.

Effective January 1, 2004, the company combined the Construction Segment with the North American Building Systems Segment, forming the Buildings Group. The combination is expected to provide cost savings and better alignment of capabilities, enabling more thorough integration of the construction supply chain and enhanced service to customers. In conjunction with the combination, the company recorded $.2 million in termination and severance benefits in 2003 as well as an asset impairment charge of $2.4 million. Costs related to the move as well as the effect of any contract termination costs on the existing lease will be charged to operations when incurred in 2004.

International Building Systems

The International Building Systems Segment includes Butler Shanghai Inc., and Butler Tianjin Inc., wholly owned Chinese metal building systems subsidiaries, and Saudi Building Systems Ltd., a minority owned Saudi Arabian metal buildings joint venture. Prior to its sale in July 2002, the Segment also included the company’s European metal buildings business.

The majority of the activity and assets with this Segment are those of the Chinese subsidiaries. These subsidiaries market, engineer, and manufacture metal buildings systems for the Chinese market as well as for export to other Asian countries. Products are typically distributed through direct selling to end customers and through an established builder network. In January 2003, the company opened its second manufacturing facility for this region in Tianjin, China. The manufacturing plant, with a total capital cost of $11 million, produces secondary structural frames and wall panel systems. Also in 2003 the company introduced its Vistawall architectural product line to mainland China establishing a sales, engineering, and fabrication presence. The Chinese market is highly competitive and the company competes with both local and multi-national metal building companies. As in other markets, the company’s products compete based on price, service, product design, and performance.

The company’s operations in China represent an increasing portion of the company’s business in terms of revenues, earnings, and assets. Accordingly, changes in political or regulatory conditions, trade protection measures, or currency exchange policies could adversely affect operating results in any reporting period.

The company is exposed to foreign currency exchange rate risks with respect to its sales, profits, and assets and liabilities denominated in currencies other than the U.S. dollar. Factors reducing such exposure in China include the historical pegging of the Chinese currency to the U.S. currency. The company’s manufacturing facilities in China serve predominantly Chinese markets and its activities are largely denominated in the Chinese currency. However, there can be no assurance that the company will be fully protected against foreign currency fluctuations.

In July 2002, the company completed the sale of certain assets of its European metal building systems subsidiaries, closed its European sales and engineering offices, and disposed of the remaining assets of the European operation. The relatively small scale of the European operation, the continued loss position of the business, and a business recession in Europe contributed to this decision. The company continues to be represented in Europe through licensee arrangements.

Saudi Building Systems, Ltd. manufactures pre-engineered steel frame buildings for Middle Eastern markets at manufacturing facilities located in Jeddah, Saudi Arabia. The company owns a 30% interest in this joint venture and accounts for its activities using the equity method.

Architectural Products

The Architectural Products Segment includes the operations of the Vistawall group which designs, manufactures, and sells aluminum extruded curtain wall systems for mid and high-rise office markets, and sells entry doors, standard and custom architectural window systems, translucent roof and wall systems, custom and standard skylights, and other standard storefront products primarily for low-rise retail and commercial markets. The Vistawall Group’s products are primarily distributed on a material supply basis to either curtain wall erection subcontractors or general contractors, and through its distribution warehouses to glazing contractors for storefront and entry door applications. Manufacturing facilities are located in Midway, Tennessee and Terrell, Texas. Fabrication facilities are located in Warwick, Rhode Island; Newnan, Georgia; Modesto, California; and Wausau, Wisconsin. Distribution warehouses are located in Tucker, Georgia; Hayward, Rancho Cucamonga, and Sacramento, California; Denver, Colorado; Brooklyn Park, Minnesota; Cincinnati and Cleveland, Ohio; Houston and Dallas, Texas; Tampa, Florida; Chicago, Illinois; Jessup, Maryland; St. Louis, Missouri; and Seattle, Washington. In 2001 Vistawall added to its production capacity the extruding and finishing facility located in Midway, Tennessee. During 2003, Vistawall added the distribution warehouses in Sacramento, California and Brooklyn Park, Minnesota.

The Vistawall Group operates in highly competitive markets with other national manufacturers which operate multiple plants and distribution facilities, and with regional manufacturers. Competition is primarily based on price, engineering capabilities, delivery, appearance, and other specific customer requirements.

The company has a 40% interest in Vistawall International Ltd, a joint venture located within the United Arab Emirates which designs, manufactures, and sells architectural aluminum products in Middle Eastern markets. In 2003, the business activity of and investments of the joint venture were immaterial to the operations of the company.

Construction Services

The company’s Construction Services Segment consists of Butler Construction, a wholly owned construction subsidiary also known as BUCON, Inc. BUCON provides comprehensive design, planning, execution, and construction management services to major purchasers of construction. Butler Heavy Structures is an operating unit of Butler Construction serving markets requiring large, complex building designs using fabricated mill steel in combination with Butler’s pre-engineered secondary structural and metal cladding systems. Revenues from the Construction Services Segment are derived primarily from turnkey construction, material-erect, and material only subcontracts. Butler Construction’s projects typically incorporate products from several company businesses, predominantly the company’s U.S. metal buildings businesses. The Construction Services Segment is headquartered in Kansas City, Missouri.

BUCON competes with numerous international, national, regional, and local general contracting firms, and whenever possible, performs projects in conjunction with independent Butler dealers. Competition is primarily based upon price, design, speed of project execution, and product performance.

As discussed previously in General Description of Business section under Part I Item 1 (a), effective January 1, 2004, the company combined the Construction Services Segment with the North American Buildings Systems Segment, forming the Buildings Group.

Real Estate

The Real Estate Segment consists of Butler Real Estate, Inc., a wholly owned subsidiary of the company, which provides value-added real estate development and leasing services to major corporations in cooperation with Butler dealers. Butler Real Estate, Inc. generally functions as a development and financing source during the lead procurement and construction process, and as a seller of the completed project. On the basis of commitments to lease obtained from credit worthy tenants, Butler Real Estate, Inc. acquires building sites, arranges with Butler dealers for construction of build-to-suit projects, and sells the completed projects to permanent investors when the facilities are occupied by lessees.

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

During 2003 steel prices moved erratically but were generally higher than those of 2002. In 2002, the United States invoked tariffs on certain steel product imports causing significant price increases in the latter half of that year. Competitive pricing pressures have prevented the company from recapturing all of the steel price differential in its selling prices. Early in 2004, the company experienced unprecedented increases in steel pricing as a result of lower availability of raw materials, escalating energy costs and unusually high demand in China. Consequently pricing contracts with the company’s vendors were being modified on a weekly basis, either through actual material costs changes or surcharges. To minimize the erosion of margins, price increases on incoming sales were being passed to customers to the extent possible through the company’s product sales pricing. Further increases are expected into the second quarter of 2004, which may impact the level of both sales and profitability.

Aluminum costs were stable through October of 2003, but then experienced a 6% increase through the end of the year. Further increases of up to 8% are expected during the first quarter of 2004. Improved economic conditions throughout the world and increased consumption in China were the most recognized causes of the change in prices, while improvement in the U.S. economy along with continued curtailments of U.S. aluminum production has tightened local supply. For all of 2004, the company anticipates aluminum costs will remain strong for the balance of 2004 with some escalation possible. Vistawall continues to manage exposure to rising aluminum prices through hedging contracts and forward purchase contracts, while implementing price adjustments on its products.

Business Cycles and Seasonal Demand

Historically, the company’s sales and net earnings have been affected by cycles in the general economy, which influence nonresidential construction markets (see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview in Part II, Item 7 of this report). In 2003, the domestic construction markets recorded the fourth consecutive annual decline, as F.W. Dodge reported a 3% decline in nonresidential construction orders, with the commercial segment off 6% and the manufacturing segment up 8%, a positive development albeit increasing from a very low base. Because the economy appears to be showing signs of improvement, coupled with the aggressive cost reductions and new products and capabilities developed during 2003, management believes that the company is on a path toward profitability.

The company also experiences seasonal demand, which increases and decreases based upon how conducive the weather is for construction. Sales for the first, second, third, and fourth quarters of 2003 were $170 million, $174 million, $221 million, and $231 million, respectively. For 2002, sales for the first, second, third, and fourth quarters of 2002 were $183 million, $213 million, $239 million, and $193 million, respectively. The seasonal demand is negatively influenced by severe weather including significant precipitation and extremes in temperatures.

Research and Development Costs

Costs incurred in the creation and start-up of new products or changes of existing products are charged to expense as incurred. The company expended $.6 million of research and development costs each year during 2003, 2002, and 2001.

Backlog

The company’s backlog of orders believed to be firm was $318 million at December 31, 2003, 20% higher than a year ago. The higher margin product backlog was about 17% higher than the levels of the previous year, while the construction backlog was 33% higher.

Backlog by segment is presented below.

Dollars in thousands	2003	2002
North American Building Systems	$130,272	$111,538
International Building Systems	58,230	35,936
Architectural Products	63,402	64,037
Construction Services	80,659	60,623
Real Estate	—	—
Intersegment Elimination	(14,274)	(8,052)

	$318,289	$264,082

Employees

At December 31, 2003 the company employed 4,298 persons, 3,986 of whom were non-union employees, and 312 of whom were hourly paid employees that were members of two unions.

Available Information

The company’s Internet website address is http://www.butlermfg.com. The company makes the following reports filed or furnished by it available, free of charge, on its website under the heading “Investor Relations:”

•	Annual Report on Form 10-K;

•	Quarterly Reports on Form 10-Q;

•	Current reports on Form 8-K; and

•	Amendments to the foregoing reports.

The foregoing reports are made available on the company’s website as soon as practicable after they are filed or furnished with the Securities and Exchange Commission (“SEC”) at http://www.sec.gov.

Item 2. Properties

The principal plants and physical properties of the company consist of the manufacturing facilities described under Part I, Item 1 and its world headquarters office in Kansas City, Missouri. Through a subsidiary, the company also owns a land development venture with property located on approximately 75 acres in San Marcos, Texas. The property is recorded as “Assets held for sale” and described in the Notes to Consolidated Financial Statements in Part II, Item 8 of this report. All other plants and offices described under Part I, Item 1 are utilized by the company and are generally suitable and adequate for the business activity conducted therein. The company’s manufacturing facilities, along with current outsourcing agreements with various domestic and foreign fabricators, provide production capabilities sufficient to meet current and foreseeable needs.

Except for leased facilities listed below, all of the company’s principal plants and offices are owned:

(1)	Leased space used for the company’s world headquarters offices in Kansas City, Missouri entered into in 2002 as a result of a sale and leaseback of the facility (154,000 sq. ft. lease expires at the end of 2022).

The sale leaseback transaction was effected through (i) the assignment by the company to the purchaser of the company’s rights (including an option to purchase) under a lease for the headquarters facility (land and building) from the Planned Industrial Expansion Authority of Kansas City (PIEA), under which the company has received sales and property tax abatement (ii) the assignment by the company of its interest as owner of PIEA bonds issued by PIEA to finance the facility and (iii) the lease of the facility by the purchaser to the company. The lease is a triple net lease and has a term of 20 years, with five ten-year renewal options. During the initial term, annual rentals range from $1.4 to $3.6 million. If the purchaser wishes to sell the facility, the company has a right of first refusal; however, with limited exceptions in the case of major catastrophes, which are generally covered by insurance, the company has no option to purchase the property. The company has agreed to indemnify the purchaser/lessor from property taxes assessed on the property and certain other liabilities under the applicable provisions of the triple net lease and also remains liable to PIEA for certain contingent payments in lieu of property tax obligations if specified employee City earnings tax targets are not met, as well as for certain environmental and other matters.

(2)	Leased space used for the Vistawall Division plant in Terrell, Texas (145,000 sq. ft. and 121,000 sq. ft. with leases expiring in 2009 and 2006, respectively, both containing options to renew), and fabrication and distribution facilities in Dallas and Houston, Texas; Jessup, Maryland; St. Louis, Missouri; Brooklyn Park, Minnesota; Taylor, Michigan; Chicago, Illinois; Cincinnati and Cleveland, Ohio; Tucker, Georgia; Tampa, Florida; Auburn, Washington; Modesto, Hayward, Rancho Cucamonga, and Sacramento, California; Warwick, Rhode Island; and Denver, Colorado (an aggregate of 443,000 sq. ft. leased with various expiration dates).

(3)	Leased space used for BUCON, Inc. in Kansas City, Missouri (74,000 sq. ft. lease expiring in the year 2007). Effective January 1, 2004, the company combined the Butler Construction business with the North American Buildings business, forming the Buildings Group. The effect of any contract termination costs on the existing lease will be charged to operations when incurred in 2004.

(4)	Leased space used for Liberty Building Systems, Inc. in Selmer, Tennessee (91,000 sq. ft. lease expiring in the year 2013 with two five year renewal options).

(5)	Leased space used for Butler de Mexico, S. De. R.L. De C.V. in Monterrey, Mexico (124,000 sq. ft. expiring in the year 2013 with two five year renewal options).

(6)	Leased space used for R-Steel Building Systems in Staunton, Virginia (76,000 sq. ft. lease expiring in the year 2008 with one five year renewal option).

(7)	Leased land usage rights for International Building Systems in Shanghai, China (794,000 sq. ft. and 122,000 sq. ft. expiring in the year 2045 and 2051, respectively) and in Tianjin, China (1,040,000 sq. ft. expiring in the year 2052).

(8)	Various other smaller leased facilities for sales and engineering offices throughout the world.

Item 3. Legal Proceedings

The company is subject to various legal proceedings, claims, and environmental actions which arise in the ordinary course of business operations. Although the ultimate outcome of these matters is presently not determinable, management, after consultation with legal counsel, believes the resolution of these matters will not have a material adverse effect upon the company’s financial position or results of operations.

On October 15, 2002, a McLeod County, Minnesota District Court jury awarded the company $29.6 million for its Lester building business in its suit against Louisiana-Pacific Corporation. The suit pertained to Louisiana-Pacific’s Inner-Seal siding product. The award compensates the company for damages and other losses resulting from product purchased by the company and sold to its dealers. However, on December 13, 2002 the United States District Court for the District of Oregon enjoined the Minnesota trial court from entering judgment against Louisiana-Pacific for $11.2 million of the total verdict. The company has appealed the December 2002 Order by the federal court to the Ninth Circuit U.S. Court of Appeals.

On February 17, 2004, the State of Minnesota Court of Appeals affirmed the October 2002 verdict of the McLeod County, Minnesota, District Court jury. This decision of the Minnesota Court of Appeals relates solely to that portion of the original verdict unaffected by the federal court injunction, and is subject to appeal to the Supreme Court of the State of Minnesota, the acceptance of which appeal is discretionary with the Supreme Court.

The company is unable to estimate the impact the award may have on its financial position or results of operations at this time. However, if the entire award is paid, the company believes it will recognize approximately $14 million pretax income for damages and recovery of prior costs in the period in which the award is paid.

There are no other material legal or environmental proceedings pending as of March 12, 2004, nor does the company have any known material environmental contingencies as of this date. Proceedings, other than the Louisiana-Pacific case, consist of matters normally incident to the business conducted by the company and taken together are not believed to be material.

Item 4. Submissions of Matters to a Vote of Security Holders

No matters have been submitted to a vote of stockholders since the last annual meeting of stockholders on April 15, 2003.

PART II

Item 5. Market for Registrant’s Common Equity

The company’s common stock is traded on the New York Stock Exchange under the symbol BBR. The table below presents the high and low sales prices as reported by the exchange for each quarter in the last two years.

Price Range of Common Stock

	2003		2002
	High	Low	High	Low
First quarter	$20.57	$15.86	$27.97	$24.27
Second quarter	$18.17	$15.70	$29.10	$25.29
Third quarter	$17.20	$14.61	$27.63	$20.40
Fourth quarter	$22.10	$15.10	$22.40	$18.34
Range for the year	$22.10	$14.61	$29.10	$18.34

Year end closing price:

Year	Close
2003	$22.00
2002	$19.35
2001	$27.70

On February 23, 2004, there were 1,981 stockholders of record of common stock.

Under the company’s note agreements, restricted payments, including dividends and treasury stock purchases, may not in the aggregate exceed the sum of $10 million, plus 75% of consolidated net income or less 100% of any deficit for each fiscal quarter subsequent to March 31, 2003, and may not be made if a default or event of default exists under the note agreements. Due to the losses and the uncertain course of the economy, the company discontinued the quarterly cash dividend in the third quarter of 2003. Because it was in default under the credit agreements and note agreements as of September 30, 2003, and December 31, 2003 and remains in default, the company is currently prohibited from paying dividends under the terms of those agreements. Further, the Merger Agreement between the company and BlueScope prohibits the payment of dividends prior to the effective time of the Merger or the termination of the Merger Agreement.

Dividends Declared

	2003	2002
First quarter	$0.18	$0.18
Second quarter	$0.04	$0.18
Third quarter	$0.00	$0.18
Fourth quarter	$0.00	$0.18

Item 6. Selected Financial Data

Historical Review (2003 - 1999) Dollars and shares except per share	Years Ended December 31,
amounts, in thousands	2003	2002	2001	2000	1999

Income Statement Data
Net sales	$796,167	$828,209	$896,572	$960,377	$973,153
Net earnings (loss)	(32,108)	(1,836)	8,060	25,215	25,834
As a percent of sales	(4.0% )	(.2% )	.9%	2.6%	2.7%
As a percent of average shareholder’s equity	(24.6% )	(1.2% )	4.9%	15.5%	16.7%
Per share of common stock:
Basic earnings (loss)	$(5.06)	$(0.29)	$1.28	$3.87	$3.66
Diluted earnings (loss)	(5.06)	(0.29)	1.28	3.86	3.63
Cash dividends declared	.22	.72	.70	.66	.62
Cash dividends paid	.40	.72	.69	.65	.61
Financial Position At Year End
Assets
Current assets	$260,169	$281,202	$275,067	$291,770	$270,988
Net property, plant, and equipment	113,767	120,264	143,270	117,396	94,051
Total assets	442,706	455,834	470,762	447,998	405,857
Working capital
Net working capital	$4,787	$94,440	$88,961	$78,861	$96,014
Ratio of current assets to current liabilities	1.0	1.5	1.5	1.4	1.5
Financial structure
Long-term debt, less current maturities	$22,692	$96,066	$98,244	$53,298	$57,021
Total debt	114,604	102,339	103,861	58,861	62,697
Shareholders’ equity	112,227	149,171	164,475	165,716	159,550
Per common share, year end	17.72	23.64	26.19	26.49	23.20
Total debt as a percent of total capital	50%	41%	39%	26%	28%
General Statistics
Depreciation and amortization	$19,282	$18,914	$18,104	$15,594	$19,972
Capital expenditures — property, plant, and equipment	$11,236	$16,276	$44,583	$36,938	$13,634
Capital expenditures — software	$2,451	$7,637	$5,355	$1,930	$6,660
Basic shares outstanding, average	6,345	6,313	6,282	6,521	7,064
Diluted shares outstanding, average	6,345	6,313	6,285	6,531	7,111
Common shares outstanding, year end	6,334	6,311	6,281	6,256	6,877
Common shareholders, year end	2,003	2,022	2,015	2,066	2,599
Number of employees, year end	4,298	4,487	4,719	5,079	4,912

Including charges of $4.4 million after tax, or $.69 per share, for asset impairment charges and $24.7 million, or $3.89 per share, for the deferred tax asset valuation reserve in 2003.

Including asset impairment and restructuring charges after tax of $3.6 million, or $.58 per share, in 2001.

Including special items, which increased net earnings by $2.3 million, or $.33 per share in 1999.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

In 2003, the domestic nonresidential construction markets recorded their fourth consecutive annual decline, as F.W. Dodge reported a 3% decline in orders, with the commercial segment off 6% and the manufacturing segment up 8%, the latter a positive development albeit increasing from a very low base. The general U.S. economy continues to show signs of a recovery from recession; nevertheless, the turnaround may be more gradual than past recoveries given increasing costs early in 2004 for raw materials, energy, and employee benefit costs. Increasing costs for steel and aluminum have been a particular concern. See the Manufacturing and Materials section in Part I, Item I of this report.

While the United States’ construction markets continued in decline in 2003, China’s economy continued to enjoy relatively large increases in gross domestic product. The estimated economic growth in China approached 8% in 2003, and demand for the company’s products was strong. During the fourth quarter of 2003 and into early 2004, China experienced large commodity price increases similar to those incurred in the United States. Butler’s China operations were impacted primarily by increases in steel costs. The company implemented price increases on its products to blunt the impact of these rising raw materials costs.

During 2003, the company experienced a pretax loss of $22.2 million and a net loss after taxes of $32.1 million. This followed a pretax loss of $6.9 million and a net loss after taxes of $1.8 million in 2002. During the fourth quarter of 2003, the company established a deferred tax asset valuation reserve of $24.7 million, charging this amount to income tax expense. The need for the valuation reserve stemmed from uncertainty as to whether the company will be able to utilize these assets given continued losses and ongoing noncompliance with the senior lenders’ debt covenants. The valuation allowance is reflected in two places on the December 31, 2003 balance sheet, $14 million is netted against the net current deferred tax assets and $11 million is netted against net noncurrent deferred tax assets. The realization of net deferred tax assets is dependent on generating $75 million of domestic taxable income in the future.

As discussed below and in the Liquidity section, the most significant and immediate challenge facing the company is its ability to generate positive cash flow during the prolonged economic downturn. The severe cyclical decline in the nonresidential construction industry during the past three years has outstripped the savings realized from cost reductions and capacity closures that the company has implemented over this period. During 2003, notwithstanding various cost cutting measures, the company had negative cash flow from operating activities of $18 million. The net decrease in cash for the year was $21.4 million. This liquidity challenge is heightened by an agreement with the company’s senior note holders to consummate a transaction, which would generate enough funds to repay the note holders in full by April 30, 2004. The principal balance owed on the notes at December 31, 2003 was $90 million. This amount does not include any make-whole payment, a payment designed to compensate the note holders for changes in market interest rates since the original borrowing date, due to accelerated payment of the notes. Because of the company’s continuing default under the bank credit agreement the company has no committed line of credit to provide liquidity.

At September 30 and December 31, 2003 the company was not in compliance with its financial covenants within the bank credit agreement and the senior notes agreements. As a result, the company was required under accounting standards to reclassify the related long-term portion of this debt, $81.5 million, as a current liability on both the September 30, 2003 and December 31, 2003 consolidated balance sheets.

As reported in the second and third quarter, the company has been in discussions with the senior lenders to restructure its debt agreements. Also as reported in the third quarter, the company’s Board authorized management to explore various strategic options available to the company, including solicitation of private investment capital, asset sales, and the sale of the company. In the fourth quarter the company reached agreement with its senior note holders to defer the December 30, 2003 and March 20, 2004 principal payments in the aggregate amount of $8.5 million on the company’s long-term senior notes. In exchange, the company has agreed to satisfy certain milestones including consummation of a transaction that provides for repayment in full of its outstanding senior notes, including make-whole amounts, by April 30, 2004.

Notwithstanding the December agreement with its note holders, the senior lenders have the right at any time to require payment of $90 million of debt (as well as any make-whole amount due upon acceleration) as well as require funding of $23 million of stand-by letters of credit. If the senior lenders were to exercise this right, the company would not have the ability to fund these obligations immediately, and the senior lenders could pursue other remedies.

On February 15, 2004, the company entered into a Merger Agreement pursuant to which the company will become a wholly owned subsidiary of BlueScope. In connection with the Merger Agreement, BlueScope, the company and the senior note holders have reached mutually acceptable agreements that provide the note holders assurance from BlueScope that the senior notes will be immediately paid in full if BlueScope closes the Merger. See the General Description of the Business – Recent Development section in Part I, Item I and the Liquidity section in Part II, Item 7 of this report. The Merger is subject to various conditions, including the company achieving certain defined levels of financial performance — see the Liquidity and Capital Resources section below and Business – General Description of Business – Recent Development in Part I, Item I, as well as shareholder and regulatory approvals.

If the Merger is not completed, the company must recapitalize, restructure debt, dispose of assets, procure additional equity, or effect a combination of the foregoing actions, which may be with or without filing for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, in order to reach a workable arrangement with its senior creditors and to continue operations with minimal disruption and preserve the value of its assets. Management believes it will be difficult to obtain a workable arrangement with the company’s senior creditors to continue operations as currently conducted if the Merger is not completed on or before April 30, 2004.

The accompanying financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business and do not reflect adjustments that might result if the company were not to continue as a going concern. The auditor’s report on the company’s financial statements as of December 31, 2003 contains an explanatory paragraph which refers to the company’s net losses in 2003 and 2002 and its difficulties in meeting its loan covenants and notes that these matters raise substantial doubt about the company’s ability to continue as a going concern.

Initiatives to Reduce Costs and Increase Revenues

Nonresidential construction markets are cyclical by nature. During the current prolonged downturn the company has taken many actions to reduce costs and increase revenues from underserved markets. Related to cost reductions, in the face of continued declining demand, the company’s domestic employment levels are approximately 8% lower since the beginning of 2003. This is in addition to employment reductions in 2001 and 2002. Along with expense reductions related to volume initiated in most downturns, the company has implemented more permanent cost cutting measures. The company implemented a change during the third quarter of 2003 in its primary pension plan benefit, which helped to offset most factors causing pension expense increases. The change is expected to have a $5.7 million favorable impact annually. The company's pension expense for 2003 was $13.0 million compared to $10.9 million in 2002. Also, the company discontinued the subsidy for its retiree health care plan and ended certain retiree group life insurance programs effective January 1, 2004. The company reversed approximately $5.1 million of accrued liabilities related to these retiree plans to pretax income during the fourth quarter of 2003. The net expense for retiree medical and life benefits for 2003 was a credit of $2.1 million compared to $3.0 million of expense in 2002. The company expects these actions to reduce retiree group insurance costs by approximately $2.8 million annually beginning in 2004.

The above mentioned cost reductions have been partially offset by: increased costs for steel caused primarily by tariffs imposed by the U.S. Government in April, 2002; higher business insurance costs driven in part by the September 11, 2001 terrorist attacks; and the costs under the company’s credit agreements.

The company continued its efforts to increase revenues and earnings in previously underserved markets. Within the North American Building Systems Segment, sales of the company’s Liberty Buildings product line, a first price point building solution, continued to grow. The plant to produce the new R-Steel panel product line, a one piece insulated curtain wall panel system for commercial and community applications, began production in the third quarter of 2003. Construction of the company’s frame fabrication plant in Mexico, which is to serve Mexican and Latin American markets as well as for the U.S., was completed in the fourth quarter of 2003 and commenced operations in December 2003. Within the Architectural Products Segment, two new distribution outlets and the introduction of new product offerings, including hurricane/blast resistant products, have provided incremental sales growth. Finally, the start-up of the company’s second plant in China for the International Building Systems Segment has provided needed capacity to support the demand growth in this region.

RESULTS OF OPERATIONS

Butler Manufacturing Company supplies products and services for nonresidential construction markets. These markets are cyclical in nature and are subject to changes in the general economy. In 2003, while most of the domestic economy experienced growth, nonresidential construction activity posted its fourth year of decline. The company’s financial results reflected that trend.

2003 Compared to 2002

Net sales were $796 million in 2003, down from $828 million or a 4% decrease from the prior year. Lower sales were caused by a continued decline in nonresidential construction project opportunities and lower sales prices for Butler’s metal building products due to a very competitive domestic construction market. The North American Building Systems, Architectural Products, Construction Services and Real Estate segments reported lower sales for 2003 than a year ago while International Building Systems reported higher sales for the period than a year ago. This trend in North American opportunities along with the $4.8 million restructuring charge and $.8 selling expense for the anticipated sale of Lester Building Systems business, a $2.4 million asset impairment charge taken related to the combination of the North American Building Systems Segment and the Construction Services Segment, $.9 million in severance and termination benefits related to the combination of segments and the closure of a facility in Birmingham, Alabama, $3.4 million of consulting and legal expense related to debt restructuring, and increased interest expense due to negotiated higher interest rates on the company’s long-term borrowings were the primary factors for greater operating and pretax losses compared with the prior year. Net sales and pretax earnings by segment are presented below. For further information on segments, see the section on Business Segments under the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

Net Sales
Dollars in thousands	2003	2002	2001

North American Building Systems	$374,802	$393,969	$440,049
International Building Systems	138,381	107,842	81,644
Architectural Products	217,429	220,098	231,509
Construction Services	80,692	111,428	132,930
Real Estate	4,845	16,475	37,555
Intersegment Elimination	(19,982)	(21,603)	(27,115)

	$796,167	$828,209	$896,572

Pretax Earnings (Loss)
Dollars in thousands	2003	2002	2001

North American Building Systems	$(19,762)	$(7,562)	$10,417
International Building Systems	11,265	7,995	(6,075)
Architectural Products	11,210	8,891	13,828
Construction Services	(3,422)	1,952	3,234
Real Estate	246	3,341	5,974
Other	(21,745)	(21,475)	(19,116)

	$(22,208)	$(6,858)	$8,262

Sales in the North American Building Systems Segment were $375 million, a decline from $394 million or a 5% decrease from the prior year. The decline in sales occurred in the metal buildings business and reflected continued weak demand in the manufacturing end-use market, which typically represents a significant percentage of the company’s revenues.

The International Building Systems Segment sales were $138 million, up 28% from the prior year. All the sales reported in 2003 in this Segment were from China, while the prior year’s sales included $9.8 million from the European business, which was sold in 2002. The higher sales volume in China was related to the company’s continued penetration of the market in China for nonresidential construction, seasonal increases, and a post-SARS business rebound.

The Construction Services Segment sales were $81 million during 2003, compared to $111 million during 2002. The entire decline in sales occurred in the first half of 2003 primarily as the result of an uncertain domestic economy. At December 31, 2003, the Segment’s backlog was up 33% from December 31, 2002. As noted previously, effective

January 1, 2004, the company combined the Construction business with the North American Buildings business, forming the Buildings Group. This combination is expected to improve the alignment, capabilities, and talents of the two operations in order to better serve customers.

Sales in the Architectural Products Segment were $217 million for the year compared with $220 million during the prior year. The 1% decline in sales was a better performance when compared to the overall 6% drop in commercial construction awards. Along with better than market performance, the Segment also supported the start-up of architectural product operations in China and the United Arab Emirates.

The Real Estate Segment produced $5 million in sales during 2003 compared with $16 million a year ago. The Real Estate Segment’s sales are based on individual projects and it is not unusual for the Segment to report large fluctuations in sales from year to year.

Gross profit for Butler was $101 million or 12.7% of sales in 2003 compared with $113 million or 13.6% of sales in 2002. Lower sales, competitive pressures on selling prices, coupled with higher costs for raw materials, specifically steel, contributed to lower gross profit margins in 2003. Continued cost cutting in employee benefits helped to blunt the profit margin decline. Gross profit by segment is presented below.

	2003 Gross	Change from	Gross Profit as a % of sales
Dollars in millions	Profit	2002	2003	2002
North American Building Systems	$37	$(14)	9.9%	12.9%
International Building Systems	22	5	15.8	15.5
Architectural Products	35	2	16.0	15.2
Construction Services	6	(5)	7.9	9.5
Real Estate	1	0	11.5	7.7

Total	$101	$(12)	12.7%	13.6%

The North American Building Systems and Construction Services segments were the most severely affected due to weak markets and a fiercely competitive pricing environment, causing reduced standard margins and higher unabsorbed fixed costs. The International Buildings Systems Segment gross profit increased $5 million, or 29%, over the prior year. This increase mirrored the 28% increase noted in net sales for the division. The Architectural Products Segment realized a slight increase in gross profit despite a decrease in net sales for the year, due primarily to greater production efficiencies.

Selling, general, and administrative expenses declined to $107 million compared with $115 million a year ago due to lower employment levels and other cost reduction efforts. These reduction efforts included the discontinuance of the subsidy for the retiree health care plan as well as the termination of certain retiree group life insurance programs discussed previously. Increased costs included higher business insurance costs driven in part by the September 11, 2001 terrorist attacks; and additional consulting and legal costs related to the company’s debt restructuring.

For the year, the company recorded a $4.8 million pretax charge for the write-down of assets to net fair market value in conjunction with the proposed sale of the Lester Buildings Systems business, which is included in the North American Building Systems Segment. An additional $2.4 million charge was taken during the fourth quarter of 2003 for the write-off of leasehold improvements related to the pretax combination of the North American Buildings Systems and the Construction Services Segments. The effect of these charges was reduced by a restructuring reserve credit taken in 2003 totaling $.8 million which was a result of reevaluation of the restructuring reserve necessary for the disposition of the European metal buildings business primarily due to one of the European subsidiaries being allowed to go into receivership.

The company recorded other expense of $.3 million during 2003 compared to $2.4 million of other income in the previous year. Lower rental income this year on Real Estate Segment projects and higher interest income in the previous year contributed to the difference in results. In addition, nonrecurring expenses in 2003 including an $.8 million charge for selling and legal costs related to negotiating the Lester sale and approximately $.9 million depreciation expense within Butler Real Estate caused the unfavorable change.

Interest expense was $9.1 million for the year, up from $7.5 million in the prior year due to higher interest costs charged on the company’s amended credit and note agreements.

The company reported a pretax loss for 2003 of $22.2 million compared to the pretax loss of $6.9 million for 2002. The company recorded tax expense of $9.9 million for the period due to the establishment of a $24.7 million valuation allowance for deferred tax assets that served to offset the tax benefit recorded for the increase in pretax losses. The need for the valuation reserve stemmed from uncertainty as to whether the company will be able to utilize these assets given continued losses. Net loss for the year was $32.1 million, or $5.06 per share, compared with a net loss of $1.8 million, or $.29 per share, a year ago.

2002 Compared to 2001

Sales were $828 million in 2002, down $69 million or 7.6% from the prior year. The majority of the decline occurred in the North American Building Systems Segment, which had sales of $394 million, a decline of $46 million or 10.5% from the prior year. Sales were lower in both the U.S. steel buildings and the Lester buildings businesses compared with the prior year as demand in the manufacturing and commercial construction sectors, important markets of this Segment, declined further from the already lower demand levels of 2001.

The International Building Systems Segment was the bright spot with sales of $108 million reported in 2002 compared with $82 million during 2001. This Segment consists primarily of the China buildings business, as the sale of the company’s European buildings business was completed in the third quarter of 2002. The increase in sales was due to growth in the China nonresidential construction markets generally, and to superior execution by this business for new and repeat relationship building buyers.

The Architectural Products Segment began to experience softness in their markets as sales retreated $12 million or 4.9% to $220 million in 2002. The depressed conditions in the commercial construction sector contributed to their sales decline for the year.

The Construction Services Segment reported sales of $111 million in 2002, a decline of $22 million compared with 2001. Construction opportunities for this Segment declined during the year as a consequence of the generally lower demand for nonresidential structures.

The Real Estate Segment’s sales were $16 million in 2002, down $21 million or 56.1% compared with the prior year. Depressed commercial construction opportunities and the depletion of project backlog affected this Segment’s sales, which are project-based and generally more erratic than revenues of the company’s manufacturing operations.

Gross profit was $113 million or 13.6% of sales in 2002 compared with $137 million or 15.3% of sales in 2001. Lower sales, competitive pressures on selling prices, coupled with higher costs for raw materials, specifically steel, as well as higher employee benefits costs, contributed to lower gross profit margins in 2002. Gross profit by segment is presented below.

	2002 Gross	Change from	Gross Profit as a % of sales
Dollars in millions	Profit	2001	2002	2001
North American Building Systems	$51	$(18)	12.9%	15.7%
International Building Systems	17	4	15.5	15.9
Architectural Products	33	(7)	15.2	17.2
Construction Services	11	(2)	9.5	9.4
Real Estate	1	(1)	7.7	6.0

Total	$113	$(24)	13.6%	15.3%

Gross profit in the North American Building Systems Segment was 12.9% in 2002 compared with 15.7% in 2001. Continued decline in sales opportunities, lower selling prices due to intense competitive pricing conditions, and rising steel prices during the year, along with increases in health care, insurance, pension, and employee separation costs were major contributors to the decline in gross profit for this segment. A plant in the U.S. metal buildings business remained offline during 2002 to balance capacity with lower market demand. The Lester Building Systems business also incurred employee separation costs as its sales volume declined.

International Building Systems Segment’s gross profit was 15.5% in 2002 comparable with gross profit of 15.9% in 2001. The company continued expanding market presence in China with additional branch offices and the construction of a second manufacturing plant to be ready in early 2003. Gross profit margins were comparable to the previous year in spite of intense competition and raw material cost increases.

The Architectural Products Segment’s gross profit was 15.2% in 2002 compared with 17.2% in 2001. Declining demand, especially in the commercial construction markets served by this segment, increased price competition among industry participants and lowered profit margins.

The Construction Services Segment’s gross profit was 9.5% in 2002, comparable with a year ago. Although sales volume declined with construction market conditions, this Segment was successful in managing margins by continuing to focus on material erect projects, and improving construction execution.

The Real Estate Segment’s gross profit was 7.7% in 2002, up from 6.0% in 2001. This business’s revenues are project-based causing gross margins to be less comparable from period to period.

Selling, general, and administrative expenses were $115 million in 2002, comparable with the prior year, while expenses as a percent of sales were higher. In general, higher costs in 2002 for health care, pension, separation costs, and other costs were offset by lower average employment levels and other cost cutting measures. The North American Building Systems Segment’s selling, general, and administrative expenses also increased due to legal costs in the Lester Building Systems business related to its lawsuit against the Louisiana Pacific Corporation. The International Building Systems Segment incurred lower costs primarily due to the sale of European metal buildings business during the year. All other segments costs were comparable with the prior year.

Restructuring credits associated with the sale of the European metal buildings business were recorded during the year. Asset values received upon conclusion of the European metal buildings sale were greater than originally estimated, and more than offset additional severance and other benefit costs incurred, allowing for a net restructuring recovery of $.6 million.

Other income was $2.4 million in 2002 compared with $.9 million during 2001, due partly to the absence of a number of non-recurring costs recorded in 2001 including the move of the company’s Corporate and Buildings Division’s headquarters operations and costs associated with the company’s 100th anniversary celebration. This balance includes the rental income earned on Butler Real Estate projects being marketed for sale to third party investors.

Interest expense of $7.5 million in 2002 was slightly higher than the $6.9 million in 2001 due primarily to a combination of higher effective interest rates on slightly lower borrowing levels, and greater capitalized interest on the company’s headquarters project in 2001.

The company reported a pretax loss of $6.9 million in 2002 compared with pretax earnings of $8.3 million in 2001. The 2001 amount includes asset impairment and restructuring charges of $4.3 million and $3.9 million, respectively, related to the disposition of the European metal buildings business. The tax benefit of $5.0 million recognized in 2002 was due to a higher effective domestic tax rate on domestic losses, a lower effective tax rate due to a partial tax holiday on earnings in China, and the utilization of a capital loss carry forward. The company’s effective tax rate was a benefit of 73.2% in 2002 and an expense of 2.4% in 2001. The 2001 tax rate was lower than the statutory rate primarily due to a $4.5 million benefit associated with the impairment and restructuring charges noted above.

The company reported a net loss for 2002 of $1.8 million, or $.29 per share, compared with net earnings in 2001 of $8.1 million, or $1.28 per share.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow by activity for the last three years is summarized below.

Dollars in millions	2003	2002	2001
Net earnings adjusted for non-cash items	$18	$16	$34
Working capital plus noncurrent activities	(45)	1	11
Real estate developments	9	11	29

Total operating activities	(18)	28	74

Capital expenditures and other — net	(14)	(24)	(46)
Proceeds from asset sales	—	26	—

Total investing activities	(14)	2	(46)

Borrowing activities — net	13	(3)	12
Dividends and treasury stock	(2)	(4)	(4)

Total financing activities	11	(7)	8

Cash flow	$(21)	$23	$36

Since December 2002, cash and cash equivalents decreased $21 million to $54 million due to declines in cash flows from operations and investing activities. Included in the company’s cash and cash equivalents is $2.6 million of restricted cash at December 31, 2003, for the benefit of the company’s senior lenders, which is unavailable to the company until certain contractual terms and conditions are met.

Cash flow from operating activities for 2003 was an approximate $18 million outflow. The net loss of $32.1 million and changes in working capital and noncurrent items were only partially offset by $19.3 million in depreciation and amortization, $7.2 million in asset impairment charges, and the establishment of a $24.7 million deferred tax asset valuation allowance.

Working capital changes plus noncurrent activities resulted in a $45 million reported cash outflow. The working capital change accounted for $41 million of the total while the change in noncurrent assets and liabilities accounted for the additional $4 million. The change in working capital was primarily the result of receivables increasing $27 million, primarily in the North American Building System Segment, due to seasonal demand and timing delays in billing caused by the implementation of a new computer system, and in the International Building Systems Segment due to increased demand. Inventories increased $4 million primarily due to the expansion of operations in the International Building Systems Segment. Net current deferred tax assets decreased $10 million, after the $13 million reclassification to the valuation allowance. This decrease was primarily due to the reclassification from current to noncurrent of the deferred tax asset related to the minimum pension liability. The $20 million decrease recorded in other current assets and liabilities includes a $17 million increase in customer liabilities, offset by a reclass of the $32 million minimum pension liability to noncurrent liabilities as the company determined it was unlikely this liability would be extinguished during the next 12 months, and a decrease in income taxes payable of $6 million due to the release of income taxes payable for settlement of tax audits and tax cash payments made to foreign and state tax jurisdictions, and other items netting to a $1 million source.

Other noncurrent assets increased $32 million and other noncurrent liabilities increased $28 million, resulting in a reported net use of cash of $4 million. This change was primarily the result of: a $32 million reclassification of minimum pension liability from current to long-term mentioned above; a $16 million increase in noncurrent deferred tax asset (after the $11 million reclassification to the valuation allowance) primarily due to a separate reclassification of the tax asset related to minimum pension liability from current to noncurrent; a $16 million increase in investments and other assets, which includes a real estate development of $9 million reclassed from real estate developments in progress; and a $4 million decrease in noncurrent deferred tax liabilities.

A reported $9 million increase in cash due to a lower real estate developments in progress balance at the end of 2003 was caused primarily by the reclassification of a real estate project to noncurrent as its anticipated sale date is expected to extend beyond one year.

Approximately $14 million of cash outflow was used to fund capital expenditures projects. Capital expenditures were primarily incurred within the North American Building Systems Segment for equipment to manufacture frames in Mexico and the R-Steel product line in the United States, as well as costs to complete the enterprise resource planning computer system. Capital expenditures also included the costs to complete construction of a second plant in China for the International Building Systems Segment.

Borrowing activities net of repayments provided $13 million of positive cash flow. The majority of this borrowing was related to nonrecourse mortgage loans on real estate developments. Cash was used for payment of dividends. The company decreased its quarterly dividend in the second quarter to $.04 per share from $.18 per share, and then suspended the dividend during the third quarter, both actions due to the losses incurred to date and the uncertain course of the economy. Dividends paid totaled $2.5 million and $4.5 million in 2003 and 2002, respectively.

During the second quarter of 2003 a $4 million cash dividend was declared and paid to the U.S. parent company from the company’s Chinese subsidiary to increase domestic cash resources. During 2003, treasury stock purchases were immaterial.

Cash paid for interest on debt totaled $5.6 million year to date. The cash paid for taxes totaled $2.8 million during 2003, while tax refunds totaled $8.4 million for the year.

Total backlog at year-end was $318 million compared with $264 million a year ago. Higher margin product backlog was approximately 17% higher, while construction backlog increased 33% when compared to the same period a year ago.

In June 2001, the company entered into a three year $50 million bank credit facility with a group of banks and issued $50 million of senior unsecured notes in a private placement to institutional investors for the purpose of funding certain capital expenditures and providing additional liquidity for operations. Following a waiver by the banks of certain financial covenants in the third quarter of 2002, the bank credit facility was amended in December 2002 to a $35 million facility with sub-limits of $30 million for letters of credit and $10 million for cash advances. At December 31, 2003, the company had approximately $23.3 million of standby letters of credit issued under the bank credit facility. Commitments under the credit facility expire on June 20, 2004, at which time any outstanding advances are payable.

For the twelve months ended December 31, 2003, there were no domestic short-term borrowings under the credit facility. After giving effect to all amendments, interest on advances under the credit facility is based on either (a) the banks’ base rate, which is the higher of the Federal Funds rate plus .50% or the prime rate, plus a margin ranging from 1.0% to 1.25%, or (b) LIBOR plus a margin ranging from 1.75% to 2.5%. During the occurrence of a default, interest on advances is the applicable rate plus 2%. Interest on base rate advances is payable quarterly and is payable on LIBOR advances at the end of periods ranging from one to six months. The credit facility provides for a commitment fee on unused advances ranging from .20% to .30%. As noted below, the company does not believe it will receive additional funds from or be able to issue new letters of credit under its bank credit facility.

Per the terms of the company’s bank credit and note agreements and subject to certain limitations, the company may borrow up to $35 million from other lenders to fund the Real Estate Segment’s project development activities. At December 31, 2003, $11.9 million had been borrowed to fund development projects. During the construction period of the real estate development the construction loans are interest only with rates ranging from prime plus .50% to prime plus 1%. Upon completion of construction, these loans convert to a two to four year term loan, with fixed or variable monthly payments of principal and interest. The term loans bear interest ranging from a fixed rate of 6% to a variable rate of prime plus 1% at the conversion date. The loans become due upon sale of the real estate project. The Merger Agreement between BlueScope and Butler limits future borrowings by the Real Estate Segment to projects already in progress at February 15, 2004.

At December 31, 2003 there were outstanding $90 million principal in senior notes comprised as follows: $50 million principal amount of the company’s 2001 senior notes due 2016, $35 million principal amount of its 1998 senior notes due 2013, and $5 million principal amount of its 1994 senior notes due 2003. Interest on the 2001 and 1994 senior notes is payable semiannually on June 30 and December 30 and interest on the 1998 senior notes is payable semiannually on March 20 and September 20. As set forth in the Long Term Debt Note to the Consolidated Financial Statements in Part II, Item 8 of this report, due to the covenant noncompliance the note holders have the right to declare all amounts due and payable at any time.

During the first quarter of 2003, the company and its note holders amended the senior notes to increase the interest rate for each series by 1.5%, of which increase .25% is permanent, .5% is applicable until the company’s bank credit facility is on a pari passu basis with the note agreements, and .75% is applicable until the later of the time that the bank credit facility is on a pari passu basis with the note agreements and the fixed charge ratio as defined in the notes exceeds 2.25 to 1 for two consecutive four trailing quarters. In connection with this amendment, the company granted the note holders and lenders under the credit facility a security interest in its domestic accounts receivable, domestic inventory, domestic subsidiary stock, certain foreign subsidiary stock and certain other personal property. Upon a payment default under any of the note agreements, the interest rate of the related notes would increase to the greater of such rate plus 2% or that rate which is 2% greater than the Bank of America’s prime rate.

Efforts in mid-2003 to replace the bank credit facility with an asset-based facility were unsuccessful when none of the proposals considered provided sufficient liquidity without adversely modifying the existing security interests of the senior notes. Accordingly, since that time the company has been in discussions with the senior lenders to restructure its debt agreements. These discussions have not resulted in any arrangements that were satisfactory to both the company and its lenders. Pending resolution of these discussions, the company does not believe it will receive additional funds from or be able to issue new letters of credit under its bank credit agreement. In the fourth quarter, the company’s banks notified the company that it would be required to prefund its daily disbursements on an ongoing basis, which had the effect of further reducing its liquidity.

The severe cyclical decline in the nonresidential construction industry during the past three years has outstripped the savings realized from cost reductions and capacity closures that the company has implemented over this period. Both the credit facility and the senior notes contain financial covenants and operating covenants. As a result, although the company was current with all payments under its debt agreements at September 30, 2003, it was not in compliance with its financial covenants within the bank credit facility and the senior note agreements related to the following matters: the minimum domestic EBITDA level of $5 million, the fixed charge coverage ratio of 1.25 to 1, and the leverage ratio of 7.0 to 1. At December 31, 2003 the company was not in compliance with its financial covenants within the bank credit agreement and the senior notes agreements related to the following matters: the minimum domestic EBITDA level of $15 million on a rolling four quarter basis; the capitalization ratio of .45 to 1; the leverage ratio (based generally upon the level of funded debt less cash and equivalents to EBITDA as defined in the agreements, for the trailing four quarters) of 4.0 to 1; the adjusted consolidated tangible net worth of $110 million plus 50% of consolidated net income since December 31, 2002; the consolidated indebtedness to consolidated total capitalization of 50%; and the fixed charge coverage ratio of 1.25 to 1 (based generally upon the ratio of EBITDA plus rents over the trailing four quarters to the amount of interest expense and rents during such period). Despite repeated attempts, the company has been unable to obtain any waivers or cures of the defaults. As a result, the company classified the related long-term portion of this debt, $81.5 million, as a current liability on the December 31, 2003 consolidated balance sheet. The attached financial statements reflect this change. See the section on Debt, Leases, Commitments, and Contingencies in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.

Because the company was not in compliance with the financial covenants, the senior lenders have the right to accelerate payment of $90 million of debt recorded on the company’s balance sheet, as well as require cash funding of the stand-by letters of credit. In conjunction with any demand for repayment of the principal outstanding under the senior notes, the company may also be required to pay any make-whole amount due under the notes. The make-whole amount would be approximately $18 million (assuming a closing date of the Merger of April 30, 2004 and a reference interest rate for U.S. Treasuries as in effect on February 9, 2004). The company’s senior lenders have not accelerated the company’s payment obligations and have allowed the company to remain in breach of these agreements, although they have the right to declare such default and take such action at any time. If the senior lenders were to exercise this right, the company would not have the ability to fund these obligations immediately, and the senior lenders could pursue other remedies. Pending resolution of these discussions, the company does not believe it will receive additional funds from or be able to issue new letters of credit under its bank credit agreement.

Most of the letters of credit currently issued under the company's bank credit facility automatically renew on their expiration date unless the issuing bank gives the beneficiary notice of non-renewal at least 60 days prior to the expiration date. If the issuing bank gives notice of non-renewal, the beneficiary is entitled to draw the full amount of the letter of credit prior to the expiration date. If the beneficiary elects to draw on a non-renewed letter of credit, the drawn amount is treated as a funded advance under the company's bank credit facility. As the company is in default under the bank credit facility, the banks are entitled to demand at any time immediate repayment of any funded advance and are also entitled to require cash funding on all undrawn letters of credit. An $.8 million letter of credit expires April 1, 2004 and two additional letters of credit totaling $1.3 million expires June 1, 2004, for which the issuing bank has given notice of non-renewal, and approximately $20.1 million of automatically renewable letters of credit have expiration dates in June 2004.

As a result of the continued decline in domestic nonresidential construction markets, the company’s financial condition, and difficulties experienced in obtaining a replacement to the credit agreement, in the third quarter of 2003 the company’s Board engaged a financial advisor to assist it in evaluating the company’s strategic options, including but not limited to private investment capital, assets sales, and the sale of the company.

In December 2003, the company and the senior lenders under the 1994, 1998, and the 2001 senior notes amended the note agreements to provide for a principal payment deferral due under certain notes in the aggregate amount of $8.5 million. The deferral of these payments was based upon the company agreeing to meet certain milestones including the consummation of a transaction that would repay the $90 million notes in full by April 30, 2004, including principal, interest, default interest, make-whole amounts, and fees. The purchaser in the transaction was required to have financial qualifications acceptable to the senior note holders and the related agreement was required to be reasonably satisfactory to the note holders with respect to the treatment of the notes at closing and the conditions of closing. The company also agreed to deposit cash of $2.6 million on December 30, 2003 and $1.4 million on March 20, 2004 into a blocked collateral account for the benefit of its senior lenders and to accrue the default rate of interest on the deferred December and March principal and interest payments at a rate 2.00% above the respective amended coupon rates described in the Debt, Leases, Commitments, and Contingencies in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.

On February 15, 2004, the company entered into a Merger Agreement pursuant to which the company will become a wholly owned subsidiary of BlueScope. See the section on Business — General Description of the Business — Recent Development in Part I, Item I of this report. In connection with the Merger, the company, BlueScope and the senior note holders have reached mutually acceptable agreements that (i) provide the note holders assurance from BlueScope that the senior notes will be immediately paid in full if BlueScope closes the Merger, (ii) provide BlueScope and the company assurance that the Merger Agreement satisfies the requirements of the note holders and (iii) agree on the proper calculation of the make-whole amount, which agreed amount would be approximately $18 million (assuming a closing on April 30, 2004 and a reference interest rate for U.S. Treasuries as in effect on February 9, 2004). The company estimates that a 25 basis points change in the reference rates would cause the make-whole amount to increase or decrease, as applicable, by approximately $1.5 million.

The Merger is subject to certain conditions, including the company achieving defined levels of financial performance for the first quarter of 2004, and shareholder and regulatory approvals. There are two groups of financial performance measures that must be met. The first group requires that, as defined, and independent of each other, EBIT cannot be less than $(8.30) million, net cash flow cannot be less than $(8.25) million, and backlog must be at least $305 million. The second group requires that, as defined, at least two of the following three measures must be met: EBIT cannot be less than $(7.25) million, net cash flow cannot be less than $(7.10) million, and backlog must be at least $317 million.

If the Merger is not completed, the company must recapitalize, restructure debt, dispose of assets, procure additional equity, or effect a combination of the foregoing actions, which may be with or without filing for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, in order to reach a workable arrangement with its senior creditors and to continue operations with minimal disruption and preserve the value of its assets. Management believes it will be difficult to obtain a workable arrangement with the company’s senior creditors to continue operations as currently conducted if the Merger is not completed on or before April 30, 2004.

The company’s principal contractual obligations and other commercial commitments are summarized below and disclosed in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.

Contractual Obligations, Commercial Commitments

	Payments due by period (in thousands)
		Less than 1			After 5
	Total	year	1-3 years	4-5 years	years

Contractual Cash Obligations:
Long-term debt other than capital leases	$109,413	$90,800	$12,094	$269	$6,250
Capital lease obligations	5,190	1,112	2,179	1,304	595
Operating lease obligations	64,453	8,465	13,330	8,487	34,171
Pension obligations	18,096	18,096	*	*	*
Post retirement benefit obligations	771	70	145	151	405

Total contractual cash obligations	$197,923	$118,543	$27,748	$10,211	$41,421

Other Commercial Commitments:
Standby letters of credit	$23,273	$23,273	—	—	—

Total commercial commitments	$23,273	$23,273	$—	$—	$—

*	Pension obligation amounts are not available for years after 2004.

In addition to amounts shown above, in conjunction with any demand for repayment of the principal outstanding under the company’s senior notes, the company would be required to pay any make-whole amount due under the notes, as well as cash collateralize the company’s obligation to reimburse the banks for third party draws against approximately $23 million of letters of credit.

In the event the Merger Agreement is terminated by BlueScope because the company’s Board fails to recommend or reconfirm its recommendation of the transaction to the company’s stockholders or the company’s Board withdraws, adversely modifies, or amends its approval or recommendation of the transaction, then the company will be obligated to pay BlueScope a termination fee of $5.5 million and all expenses of BlueScope incurred in connection with the transaction contemplated by the Merger Agreement, up to a maximum of $1.5 million. If the Merger Agreement is terminated because it is not approved by stockholders or is not consummated by August 1, 2004 and prior to such termination another acquisition proposal for the company is publicly made, then the company will be obligated to pay BlueScope’s expenses incurred in connection with the Merger Agreement, up to a maximum of $1.5 million. If following such termination, the company enters into a definitive agreement for an acquisition transaction, as defined in the Merger Agreement, within twelve months after the date of any such termination, it must also pay the $5.5 million termination fee. These contingent obligations are not reflected in the foregoing table.

The company has submitted an application to the Internal Revenue Service requesting a funding waiver for the 2004 plan year contributions for all of its pension plans. If such application is granted, the waived contributions for the 2004 plan year in the amount of $21 million would then be due and payable in quarterly installments with interest over the next five years commencing April 2005.

On December 31, 2003, the company’s cash balance of $54.4 million included $2.6 million of restricted cash for the benefit of the company’s senior lenders, and $16.3 million of cash in its International Building Systems Segment, $14.1 million of which was not immediately available for repatriation to the parent company. Approximately $8 million of the $14.1 million not immediately available for repatriation is expected to be available for repatriation after May 2004. However, the Merger Agreement prohibits the payment of dividends by the company’s Asian subsidiaries prior to April 30, 2004 or at any time thereafter without BlueScope’s consent, which BlueScope has agreed will not be unreasonably withheld. Although there can be no assurance, management believes that absent the company’s obligation to repay the senior notes or for funding letters of credit under the bank credit agreement, the company’s cash and cash flow from operations, as projected for the twelve months following the date of the financial statements, will be sufficient to provide for normal operating needs. However, actual results or events may differ from management’s expectations in this forward looking statement as a result of any one or more of the factors cited under Forward Looking Statements preceding Item I of this report, including the following factors: an inability to consummate a transaction that provides for repayment in full of its outstanding senior notes by April 30, 2004 coupled with the inability to negotiate amendments to loan covenants, the requirement by the company’s senior lenders to fund the outstanding debt obligations, weak demand for the company’s products, a loss of customer relationships, elevated raw materials prices, or changes in payment terms by the company’s suppliers and vendors.

Along with existing cash balances and cash flow from operations, other possible sources of domestic liquidity include additional cash dividends from the company’s International Building Systems Segment; loan transactions utilizing the company’s approximately $30 million of unencumbered operating real estate assets; loans or the early sale of approximately $14 million of project related net assets of the company’s Real Estate Segment; a funding waiver of the company’s 2004 pension plan contributions of approximately $21 million: and the proceeds, if any, from the $29.6 million jury verdict awarded to the company related to a lawsuit involving Louisiana-Pacific Corporation. There is no assurance that the timing of availability of these additional possible sources of liquidity would correspond with future liquidity requirements.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146 (SFAS 146), “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 is effective for all exit or disposal activities entered into after December 31, 2002. SFAS 146 changes the accounting for costs associated with exit or disposal activities. The statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to on the date of an entity’s commitment to an exit plan. The company applied the provisions of SFAS 146 in conjunction with the combination of the North American Buildings System Segment and the Construction Services Segment effective January 1, 2004 as well as the closure of the Birmingham, Alabama manufacturing facility in 2003.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 requires a liability to be recognized at the time a company issues a guarantee for the fair value of the obligations assumed under certain guarantee agreements. Additional disclosures about guarantee agreements are also required in the interim and annual financial statements. The disclosure requirements of FIN 45 were effective for the year ended December 31, 2002. The liability recognition requirements were effective January 1, 2003. Adoption of FIN 45 did not have a material impact on the company’s results of operations or financial position.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS 148), “Accounting for Stock-Based Compensation — Transition and Disclosure”. SFAS 148 amends SFAS 123 “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require more prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years ending after December 15, 2002. The adoption of SFAS 148 had no impact on the company’s results of operations, liquidity, or financial condition. The company included the revised disclosure provisions of SFAS 148 in the Stock Option Plans footnote included in the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

In December 2003, FASB issued FASB Interpretation No. 46R (FIN 46R), “Consolidation of Variable Interest Entities,” an Interpretation of ARB No. 51”. FIN 46R supercedes FIN 46 issued in January 2003. The interpretation provides guidance on the identification of variable interest entities (VIE) and clarifies when a company is determined to be a “primary beneficiary” and required to consolidate in its financial statements the assets, liabilities, and activities of a variable interest entity. In addition, FIN 46R requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. For public entities that are not small business issuers, FIN 46R is effective for the first reporting period after December 31, 2003 for all variable interest entities classified as special purpose entities. FIN 46R is applicable for all other variable interest entities in the first interim or annual reporting period beginning after March 15, 2004. The adoption of FIN 46 had no impact on the company’s financial reporting and disclosures.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. SFAS 149 is effective for contracts and hedging relationships entered into after June 30, 2003. The adoption of SFAS 149 had no impact on the company’s results of operations, liquidity, or financial condition.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments were previously classified as equity or temporary equity and as such, SFAS 150 represents a significant change in practice in the accounting for a number of mandatory redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments for the first interim period beginning after June 15, 2003. The adoption of SFAS 150 had no impact on the company’s results of operations, liquidity, or financial condition.

In 2003, the FASB issued a revision to Statement of Financial Accounting Standards No. 132 (SFAS 132), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. The revised SFAS 132 retains the disclosures required by the original SFAS 132 and requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The provisions of the original SFAS 132 remain in effect until the provisions of the revised SFAS 132 are adopted. With certain limited exceptions, the provisions of the revised SFAS 132 are effective for financial statements issued after December 15, 2003. The company included the additional disclosure provisions of the revised SFAS 132 in the Employee Benefit Plans footnote included in the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

In January 2004, the FASB issued FASB Staff Position No. 106-1 (FSP 106-1), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. FSP 106-1 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Regardless of whether a sponsor elects the one-time deferral, FSP 106-1 requires certain disclosures about the Act. FSP 106-1 is effective for financial statements of fiscal years ending after December 7, 2003. The provisions of FSP 106-1 had no impact on the company’s results of operations, liquidity, financial condition, or disclosures.

MANAGEMENT’S JUDGMENTS AND ESTIMATES

In preparing the financial statements, a number of assumptions and estimates are determined that, in the judgment of management, are proper in light of existing general economic and company-specific circumstances. Examples of areas in which judgments and estimates are required include recognition of sales income, the collectibility of receivables, the value of inventory, the future useful life of long-lived assets, such as plant, equipment, and internally generated software, as well as the value of certain contingent liabilities, including product warranties and claims arising in the ordinary course of business. While the company has taken reasonable care in preparing these estimates and making these judgments, actual results could and probably will differ from the estimates. Management believes that any difference in the actual results from the estimates will not have a material adverse effect upon the company’s financial position or results of operations.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are defined as those that are both most important to the portrayal of a company’s financial condition and results of operations, and require management’s most difficult, subjective or complex judgments. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles with no need for the application of management’s judgment. In certain circumstances, however, the preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires judgment to make certain estimates and assumptions. These estimates affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The company’s critical accounting policies address such matters as its sales recognition for construction and project contracts, inventory valuation, estimation of product liability for third-party claims, estimation of insurance reserves, accounting for impairment of long-lived assets, and pension and postretirement benefits.

Sales Recognition

Sales from manufacturing operations are recognized when goods are shipped “free on board” (FOB) from their shipping point and when all obligations of the company have been met. For those limited instances where goods are shipped on company trucks, sales are recognized on a FOB destination point basis.

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

Sales and gross profit for the Real Estate Segment are recognized when real estate development projects are sold to third party investors. Rental income, classified as other income, is recognized on completed projects occupied by leasing tenants while the project is being held for sale.

Inventory Valuation

The company has chosen the last-in, first-out (LIFO) accounting method for valuing inventory in the majority of its manufacturing businesses. In periods of rising prices and steady or increasing levels of inventory, the effect of the LIFO method is to charge the current year cost of sales with inventory purchases that reflect current year costs. This method results in a better matching of current costs with current sales during an accounting period. Generally it presents a more conservative valuation of the company’s inventory, and the gross profit and net earnings reported for the period. The LIFO valuation is a year-end measurement process requiring estimates for the determination of quarterly gross profit and quarter-end inventory valuation. At December 31, 2003, the cumulative effect of choosing the LIFO method was a reduction in inventory values of $9.4 million. During 2003, the company reduced inventory levels, which had the effect of charging the current year cost of sales with prior years’ costs. For 2003, the use of LIFO inventory accounting increased gross margins by $.1 million.

Third-Party Claims

The company is subject to third-party claims associated with its products and services. The time period from when a claim is asserted to when it is resolved either by dismissal, negotiation, settlement, or litigation can be several years. While the company maintains product liability insurance, its arrangements include significant self-retention of risk in the form of policy deductibles. In addition, certain claims are not insured. Actual claim settlement costs and litigation awards can and probably will vary from the estimates made by the company. Management believes that any difference in the actual results from the estimates on known claims will not have a material adverse effect upon the company’s financial position or results of operations.

Insurance Accruals

Generally, the company is self-insured for workers’ compensation for certain subsidiaries and for all group medical insurance. Under these plans, liabilities are recognized for claims incurred (including claims incurred but not reported) and changes in the accruals. At the time a worker’s compensation claim is filed, a liability is estimated to settle the claim. The liability for workers’ compensation claims is determined based on management’s estimates of the nature and severity of the claims using analyses provided by third party administrators. Since the liability is an estimate, the ultimate liability may be more or less than reported. If previously established accruals are required to be adjusted, such amounts are included in cost of sales and selling, general, and administrative expenses in the period of adjustment. Group medical accruals are estimated using historical claims experience.

The company maintains excess liability insurance with insurance carriers to minimize its risks related to catastrophic claims in excess of all self-insured positions. Any material change in the aforementioned factors could have an adverse impact on operating results.

Long-Lived Assets

The company accounts for the impairment of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” When events or circumstances indicate that a long-lived asset may not be recoverable, the company tests for recoverability of the asset by comparing estimates of undiscounted future cash flows to the carrying amount. If undiscounted future cash flows are less than the asset-carrying amount, an impairment charge is recorded and the asset’s carrying value is reduced to fair value. Management, based on current operating conditions, estimates the future cash flows; however, changes in estimates of such cash flows could impact the results of the impairment test. During 2003, the company incurred an asset impairment charge of $7.2 million. $4.8 million related to the write-down of assets from the proposed sale of the Lester division, and $2.4 million related to the write-off of leasehold improvements within the Construction Services Segment Butler Construction as a result of combining this segment with the North American Building Systems Segment.

Income taxes

The company records income taxes in accordance with SFAS 109, “Accounting for Income Taxes.” SFAS 109 establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. The measurement of current and deferred tax assets is reduced by the amount of any tax benefits that, based on available evidence, it is more likely than not the assets value will not be realized. During 2003, the Company established a valuation allowance of $24.7 million to reduce the amount of deferred tax assets where management believed it was more likely than not the assets value will not be realized. Judgment is required in assessing the valuation allowance as well as the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations.

Pension and Postretirement Benefits

The company records pension expense, assets, and liabilities in accordance with SFAS 87 and based upon an independent actuarial valuation that is conducted annually. The actuarial valuation requires various assumptions by the company such as the rate of future increases in compensation, the rate of future asset returns, and the rate of employee turnover. The measurement date is December 31 of each fiscal year. The company uses the asset-smoothing method for its base pension plan to recognize over time the differences between the actual asset returns and the returns assumed in the above noted actuarial valuation for purposes of determining its annual pension expense. During the third quarter of 2003 the company amended its base plan to reduce the rate of future benefit accruals. The reduction in the projected benefit obligation due to this amendment was recognized as a prior service credit that is being amortized over the remaining working lives of the active participants as a credit component included in pension expense.

The company records postretirement benefit expense and liabilities in accordance with SFAS 106 and based upon an independent actuarial valuation that is conducted annually. The measurement date is December 31 of each fiscal year. During the fourth quarter of 2003 the company terminated all postretirement medical benefits and certain life insurance benefits. The company accounted for this partial termination as a settlement of a portion of its obligations under SFAS 88 that resulted in a reversal of a portion of the accrued liability for these obligations.

MANAGEMENT TRANSITION AND DIRECTOR RETIREMENTS

Robert J. Reintjes, Sr., retired from the Board of Directors in 2002 after 8 years of service. Mark A. McCollum was elected to the board in January 2003 succeeding Mr. Reintjes. Mr. McCollum is Senior Vice President and Chief Accounting Officer of Halliburton Company, a global energy services company.

SHARE REPURCHASE PROGRAM

In April 2000, the Board of Directors authorized the repurchase of 750,000 shares of Butler common stock to be used for employee benefit plans and other corporate purposes. Stock purchases may be made from time to time in the open market and in private transactions at prevailing market prices. At December 31, 2003, 379,253 shares remained available for repurchase from the April 2000 Board authorization.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

The company’s principal exposures to market risk are changes in commodity prices, interest rates, currency exchange rates, and product pricing. To limit exposure to select risks, the company enters into commodity and currency hedging transactions, and forward purchasing arrangements. The company does not use financial instruments for trading purposes.

Commodity Price Exposure

The primary commodities used in the company’s operations are steel, aluminum, and lumber. Steel is the company’s largest purchased commodity. The company enters into forward steel and wood purchase arrangements in its metal buildings businesses for periods of less than one year’s duration to protect against potential price increases.

During 2003 steel prices moved erratically but were generally higher than those of 2002. In 2002, the United States invoked tariffs on certain steel product imports causing significant price increases in the latter half of that year. Competitive pricing pressures have prevented the company from recapturing all of the steel price differential in its selling prices. Early in 2004, the company experienced unprecedented increases in steel pricing as a result of lower availability of raw materials, escalating energy costs and unusually high demand in China. Consequently pricing contracts with the company’s vendors were being modified on a weekly basis, either through actual material costs changes or surcharges. To minimize the erosion of margins, price increases on incoming sales were being passed in the company’s product sales pricing to the customers. Further increases are expected into the second quarter of 2004, which may impact the level of both sales and profitability.

The company’s wood frame building business enters into forward purchase arrangements for commercial grade lumber for periods of less than one year’s duration. Lumber costs are generally more volatile than steel costs. To offset increases in lumber costs, the company adjusts product prices accordingly.

Aluminum hedge contracts of less than one year’s duration are purchased to hedge the engineered products backlog of the Vistawall group against potential losses caused by increases in aluminum costs. This product line is sensitive to material cost movements due to the longer lead times from project quoting to manufacture. Gains or losses recorded on hedge contracts are offset against the actual aluminum costs charged to cost of sales when contracts are settled.

The company hedges aluminum and Canadian foreign exchange exposures created by its ongoing operations. At December 31, 2003, the fair value of open aluminum contracts recorded in cumulative other comprehensive income was a gain of $.1 million, pretax. There were no open Canadian currency exchange contracts at December 31, 2003; therefore there were no unrealized losses. At December 31, 2003, a percentage change in aluminum contracts would be immaterial to the company.

Interest Rates

Ninety-five percent of the company’s total debt carries a fixed rate of interest, which limits the company’s exposure to increases in market rates. However, interest rate changes impact the fair market value of the company’s fixed rate debt. At December 31, 2003 and 2002, the fair value of the company’s long-term debt was materially in line with its carrying value. Principal payments over the next five years on the fixed-rate debt are $108.4 million, with a weighted-average interest rate of 8.55%. At the end of five years, then outstanding fixed-rate debt of $.6 million will carry a weighted-average interest rate of 6.5%. The company’s short-term bank borrowings provide for interest at variable rates. The company does not hedge its interest rate exposure.

Foreign Currency Fluctuation

The majority of the company’s business is conducted in U.S. dollars, limiting the company’s exposure to foreign currency fluctuations. The company’s foreign-based operations use the local currency as their functional currency. The company has both transaction and translation foreign exchange exposure in its foreign markets. Due to relative cost and limited availability, the company does not hedge its foreign net asset exposure.

At December 31, 2003, the company’s net asset investment in foreign operations was $42 million, primarily in China. The company hedges its short-term foreign currency transaction exposures related to metal building sales in Canada. Forward exchange contracts are purchased to cover a portion of the exposure. Mark to market gains on the company’s currency exchange contracts were recorded in earnings and were immaterial.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and
Shareholders of Butler Manufacturing Company:

We have audited the accompanying consolidated balance sheets of Butler Manufacturing Company (a Delaware corporation) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of earnings and retained earnings, comprehensive income, and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedules for the years ended December 31, 2003 and 2002. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. The accompanying consolidated financial statements of the Company for the year ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors’ report, dated January 29, 2002, expressed an unqualified opinion on those financial statements and included an explanatory paragraph that described the changed in the Company’s method of accounting for the recognition of asset gains and losses considered in the determination of net pension expense for its base retirement pension plan.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Butler Manufacturing Company and subsidiaries as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements and financial statement schedules have been prepared assuming that the Company will continue as a going concern. As discussed in notes to the financial statements, the Company has incurred net losses in 2003 and 2002 and, at December 31, 2003, the Company was not in compliance with certain covenants of its loan agreements. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in the notes. The consolidated financial statements and financial statement schedules do not include any adjustments that might result from the outcome of this uncertainty.

KPMG LLP

Kansas City, Missouri
February 15, 2004

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Butler Manufacturing Company:

We have audited the accompanying consolidated balance sheets of Butler Manufacturing Company (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of earnings and retained earnings, comprehensive income and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Butler Manufacturing Company and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

As explained in the notes to the financial statements, effective January 1, 2001, the company changed its method of accounting for the recognition of asset gains and losses considered in the determination of net pension expense for its base retirement pension plan.

Arthur Andersen LLP

Kansas City, Missouri
January 29, 2002

This audit report of Arthur Andersen LLP, our former independent public accountants, is a copy of the original report dated January 29, 2002 rendered by Arthur Andersen LLP on our consolidated financial statements included in our form 10-K filed on March 28, 2002, and has not been reissued by Arthur Andersen LLP since that date. This report refers to financial statements not physically included in this annual report.

BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Dollars in thousands

	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$54,401	$75,778
Receivables:
Trade	106,743	94,408
Other	17,411	5,739

	124,154	100,147
Allowance for possible losses	(4,740)	(7,496)

Net receivables	119,414	92,651
Inventories	63,884	59,840
Real estate developments in progress	4,347	13,203
Net current deferred tax assets	2,175	25,238
Income tax receivable	—	6,132
Other current assets	15,948	8,360

Total current assets	260,169	281,202
Investments and other assets	65,086	50,684
Assets held for sale	3,684	3,684
Property, plant and equipment, at cost
Land	6,587	6,212
Buildings	82,218	81,088
Machinery, tools and equipment	164,121	163,974
Office furniture and fixtures	30,716	30,042
Transportation equipment	2,246	2,430

	285,888	283,746
Less accumulated depreciation	(172,121)	(163,482)

Net property, plant and equipment	113,767	120,264

	$442,706	$455,834

Dollars in thousands

	2003	2002

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$117	$—
Current maturities of long-term debt	91,912	6,273
Accounts payable	58,740	58,578
Dividends payable	—	1,136
Accrued taxes and other expenses	83,167	62,978
Minimum pension liability	—	30,699
Accrued payroll and benefit expense	14,447	13,077
Billings in excess of costs and estimated earnings	2,237	3,356
Taxes on income	4,762	10,665

Total current liabilities	255,382	186,762
Net noncurrent deferred tax liabilities	—	4,442
Other noncurrent liabilities	19,922	19,393
Minimum pension liability	32,483	—
Long-term debt, less current maturities	22,692	96,066
Shareholders’ equity:
Common stock, no par value, authorized 20,000,000 shares, issued 9,088,200 shares, at stated value, outstanding 6,334,056 in 2003 and 6,310,502 in 2002	12,623	12,623
Accumulated other comprehensive income (loss), net	(20,388)	(16,493)
Retained earnings	183,708	217,307

	175,943	213,437
Less cost of common stock in treasury, 2,754,144 shares in 2003 and 2,777,698 shares in 2002	(63,716)	(64,266)

Total shareholders’ equity	112,227	149,171

	$442,706	$455,834

See Accompanying Notes to Consolidated Financial Statements.

BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
AND RETAINED EARNINGS
Dollars in thousands except for shares and per share data

	Years Ended December 31,
	2003	2002	2001

Net sales	$796,167	$828,209	$896,572
Cost of sales	695,337	715,203	759,331

Gross profit	100,830	113,006	137,241
Selling, general and administrative expenses	107,214	115,370	114,846
Asset impairment charge	7,207	—	4,285
Restructuring charge (credit), net	(840)	(631)	3,854

Operating income (loss)	(12,751)	(1,733)	14,256
Other income (expense), net	(322)	2,404	935
Interest expense	9,135	7,529	6,929

Pretax earnings (loss)	(22,208)	(6,858)	8,262
Income tax expense (benefit)	(14,801)	(5,022)	202
Income tax expense (deferred tax asset valuation reserve)	24,701	—	—

Net earnings (loss)	$(32,108)	$(1,836)	$8,060

Retained earnings at beginning of year	217,307	223,594	220,113

	185,199	221,758	228,173
Dividends declared — common stock: $.22, $.72, $.70, respectively	(1,392)	(4,541)	(4,400)
Net change in retained earnings from treasury stock transactions	(99)	90	(179)

Retained earnings at end of year	183,708	217,307	223,594

Basic earnings (loss) per common share	$(5.06)	$(0.29)	$1.28

Diluted earnings (loss) per common share	$(5.06)	$(0.29)	$1.28

Basic weighted average number of shares	6,345,474	6,312,756	6,281,831
Diluted weighted average number of shares	6,345,474	6,312,756	6,285,463

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in thousands

	Years Ended December 31,
	2003	2002	2001

Net earnings (loss) per Statements of Earnings	$(32,108)	$(1,836)	$8,060
Other comprehensive income (loss):
Foreign currency translation adjustment and hedging activity	(163)	388	(437)
Minimum pension liability, net of tax	(3,795)	(10,196)	(6,626)

Comprehensive income (loss)	$(36,066)	$(11,644)	$997

See Accompanying Notes to Consolidated Financial Statements.

BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands

	Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(32,108)	$(1,836)	$8,060
Adjustments to reconcile net earnings provided by and (used in) operating activities:
Depreciation and amortization	19,282	18,914	18,104
Asset impairment charges	7,207	—	4,285
Restructuring charge (credit), net	(840)	(631)	3,854
Deferred tax asset valuation allowance	24,701
Equity earnings (loss) of joint ventures	(12)	104	87
Change in asset and liabilities:
Receivables	(26,528)	14,779	28,175
Inventories	(4,044)	(804)	2,928
Real estate developments in progress	8,856	10,763	28,657
Net current deferred tax assets	9,784	(1,594)	285
Other current assets and liabilities	(20,462)	(14,347)	(1,908)
Other noncurrent operating assets and liabilities	(3,854)	2,706	(14,807)

Net cash provided by (used in) operating activities	(18,018)	28,054	77,720
Cash flows from investing activities:
Capital expenditures	(11,236)	(16,276)	(44,583)
Capital expenditures — software	(2,451)	(7,637)	(5,355)
Proceeds from European assets sale	—	2,345	—
Proceeds from headquarter’s building sale	—	24,000	—

Net cash provided by (used in) investing activities	(13,687)	2,432	(49,938)
Cash flows from financing activities:
Payment of dividends	(2,528)	(4,536)	(4,332)
Proceeds from issuance of long-term debt	13,796	4,131	50,701
Repayment of long-term debt	(1,206)	(5,653)	(5,755)
Net change in short-term debt	—	(2,100)	(33,001)
Issuance of treasury stock	581	710	871
Purchase of treasury stock	(31)	(25)	(279)

Net cash provided by (used in) by financing activities	10,612	(7,473)	8,205
Effect of exchange rate changes	(284)	196	(273)

Net increase (decrease) in cash and cash equivalents	(21,377)	23,209	35,714
Cash and cash equivalents at beginning of year	75,778	52,569	16,855

Cash and cash equivalents at December 31	$54,401	$75,778	$52,569

See Accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business and do not reflect adjustments that might result if the company were not to continue as currently conducted. The auditor’s report on the company’s financial statements as of December 31, 2003 contains an explanatory paragraph which refers to the company’s net losses in 2003 and 2002 and its difficulties in meeting its loan covenants and notes that these matters raise substantial doubt about the company’s ability to continue as currently conducted.

As reported in the third quarter of 2003, the company was not in compliance with the financial covenants within its senior lending agreements. The company reached an agreement with its senior note holders to defer the December 30, 2003 and March 20, 2004 principal payments in the aggregate amount of $8.5 million on the company’s long-term senior notes. In exchange, the company has agreed to satisfy certain milestones including consummation of a transaction that provides for repayment in full of its outstanding senior notes by April 30, 2004 and the make-whole payments. The lenders retained the right to demand the outstanding obligations at any time.

On February 15, 2004, the company entered into a Merger Agreement pursuant to which BSL Acquisition Corporation, a wholly owned subsidiary of BlueScope Steel Limited (“BlueScope”), of Melbourne, Australia, will merge with and into the company, and the company will become a wholly owned subsidiary of BlueScope. Pursuant to the Merger Agreement, each outstanding share of company common stock will be exchanged for the right to receive $22.50 in cash. The acquisition will be subject to a number of conditions, including the company achieving defined levels of financial performance for the first quarter of 2004, no acceleration of any amounts owed by Butler to its senior lenders, and no environmental liability remediation costs in excess of $5 million, as well as shareholder approval and approval by regulatory authorities in the United States. Butler shareholders are expected to vote on the proposed acquisition in April 2004.

Pending the satisfactory conclusions to the conditions mentioned above and others included in the Merger Agreement, Butler and BlueScope expect the acquisition of Butler to be complete by April 30, although there are no assurances of this. In connection with the Merger, the company, BlueScope and the senior note holders have reached mutually acceptable agreements that (i) provide the note holders assurance from BlueScope that the senior notes will be immediately paid in full if BlueScope closes the Merger, (ii) provide BlueScope and the company assurance that the Merger Agreement satisfies the requirements of the note holders and (iii) agree on the proper calculation of the make-whole amount, which agreed amount would be approximately $18 million (assuming a closing on April 30, 2004 and a reference interest rate for U.S. Treasuries as in effect on February 9, 2004). The company estimates that a 25 basis points change in the reference rates would cause the make-whole amount to increase or decrease, as applicable, by approximately $1.5 million.

If the Merger is not completed, the company must recapitalize, restructure debt, dispose of assets, procure additional equity, or effect a combination of the foregoing actions, which may be with or without filing for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, in order to reach a workable arrangement with is senior creditors and to continue operations with minimal disruption and preserve the value of its assets. Management believes it will be difficult to obtain a workable arrangement with the company’s senior creditors to continue operations as currently conducted if the Merger is not completed before April 30, 2004.

Principles of Consolidation

The consolidated financial statements include Butler Manufacturing Company and all subsidiaries more than 50% owned. Investments in business entities in which the company does not have control (generally 20% to 50% ownership) or is not deemed to be the primary beneficiary are accounted for by the equity method. All significant intercompany profits, account balances, and transactions are eliminated in consolidation.

Reclassifications

Certain inconsequential reclassifications have been made to prior years information to conform to the 2003 presentation.

Use of Estimates

Management of the company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles in the United States. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents are defined as all demand deposits and highly liquid investments with original maturities of 90 days or less. Included in the company’s cash and cash equivalents is $2.6 million of restricted cash at December 31, 2003, for the benefit of the company’s senior lenders, which is unavailable to the company until certain contractual terms and conditions are met.

Sales Recognition

Sales from manufacturing operations are recognized when goods are shipped “free on board” (FOB) from their shipping point and when all obligations of the company have been met. For those limited instances where goods are shipped on company trucks, sales are recognized on a FOB destination point basis.

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

Sales and gross profit for the Real Estate Segment are recognized when real estate development projects are sold to third party investors. Rental income, classified as other income, is recognized on completed projects occupied by leasing tenants while the project is being held for sale.

Inventory Valuation

Inventories are valued at the lower of cost or market and include material, labor, and manufacturing overhead. The last-in, first-out (LIFO) method of determining cost is used for substantially all domestic inventories. The first-in, first-out (FIFO) method of determining cost is used for inventories in the International Buildings Systems Segment and Lester Buildings, a component of North American Building Systems Segment. If the FIFO method had been used for all locations, inventories would have been $9.4 million and $9.5 million higher than those reported at December 31, 2003 and 2002, respectively.

The use of the LIFO method to calculate cost of sales increased net earnings by $.1 million ($.01 per share) in 2003, decreased net earnings by $.6 million ($.10 per share) in 2002, and increased net earnings by $.9 million ($.14 per share) in 2001. During 2003 and 2002, inventory levels decreased in certain of the company’s business units. Under the LIFO method, the decrease in inventory levels had the effect of charging the 2003 cost of sales with prior years’ costs of less than $.02 million, thereby increasing net earnings less than $.01 million or less than $.01 per share. The decrease in inventory levels had the effect of charging the 2002 cost of sales with prior years’ costs of less than $.03 million, thereby increasing net earnings less than $.02 million or less than $.01 per share. These amounts are included in the net earnings and per share amounts presented above.

Inventories by Component

Dollars in thousands	2003	2002

Raw materials	$28,943	$23,108
Work in process	11,161	9,959
Finished goods	33,143	36,283

FIFO inventory	73,247	69,350
LIFO reserve	(9,363)	(9,510)

Inventory	$63,884	$59,840

Third Party Claims

The company is subject to third-party claims associated with its products and services. The time period from when a claim is asserted to when it is resolved either by dismissal, negotiation, settlement, or litigation can be several years. While the company maintains product liability insurance, its arrangements include significant self-retention of risk in the form of policy deductibles. In addition, certain claims are not insured. Actual claim settlement costs and litigation awards can and probably will vary from the estimates made by the company. Management believes that any difference in the actual results from the estimates on known claims will not have a material adverse effect upon the company’s financial position or results of operations

Insurance Accruals

Generally, the company is self-insured for workers’ compensation for certain subsidiaries and for all group medical insurance. Under these plans, liabilities are recognized for claims incurred (including claims incurred but not reported) and changes in the accruals. At the time a worker’s compensation claim is filed, a liability is estimated to settle the claim. The liability for workers’ compensation claims is determined based on management’s estimates of the nature and severity of the claims using analyses provided by third party administrators. Since the liability is an estimate, the ultimate liability may be more or less than reported. If previously established accruals are required to be adjusted, such amounts are included in cost of sales and selling, general, and administrative expenses in the period of adjustment. Group medical accruals are estimated using historical claims experience.

The company maintains excess liability insurance with insurance carriers to minimize its risks related to catastrophic claims in excess of all self-insured positions. Any material change in the aforementioned factors could have an adverse impact on operating results.

Long-Lived Assets

The company accounts for the impairment of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” When events or circumstances indicate that a long-lived asset may not be recoverable, the company tests for recoverability of the asset by comparing estimates of undiscounted future cash flows to the carrying amount. If undiscounted future cash flows are less than the asset carrying amount, an impairment charge is recorded and the asset’s carrying value is reduced to fair value. Management, based on current operating conditions, estimates the future cash flows; however, changes in estimates of such cash flows could impact the results of the impairment test. During 2001, the company incurred an asset impairment charge of $4.3 million in connection with the disposition of the European building business.

On May 15, 2003, the company entered into a letter of intent to sell substantially all of the assets of the Lester Building Systems business to a management team headed by the current Lester Building Systems’ president. The company recorded a $7 million pretax charge related to the proposed sale to write down the assets to net sale value. An additional $.8 million was recorded for selling and legal costs related to negotiating the sale. The closing of the transaction was scheduled to occur by November 21, 2003, however the company did not receive the consent from its senior lenders to proceed with the sale and the sale agreement terminated. Accordingly, at December 31, 2003, the Lester assets were reclassified from assets held for sale to assets held and used in business. Also, a credit to the asset impairment charge in the amount of $2.2 million was taken in the fourth quarter to adjust the Lester assets to fair market value.

Effective January 1, 2004, the company combined the Butler Construction business with the North American Building Systems business, forming the Buildings Group. In conjunction with the combination, the company recorded an asset impairment charge of $2.4 million in 2003 related to the write-down of Butler Construction leasehold improvements.

Property, Plant, and Equipment

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets for financial reporting purposes and accelerated methods for income tax purposes. Expenditures for maintenance and repairs are charged to expense as incurred. Upon sale or retirement of assets, the cost and the accumulated depreciation amounts are removed from the accounts. The estimated useful lives of property are as follows:

Land improvements	15 to 20 years
Buildings and improvements	7 to 33 years
Machinery and equipment	3 to 15 years
Office furniture and fixtures	3 to 15 years

Capital expenditures for property, plant and equipment in 2003 were $11 million compared to $16 million in 2002. Expenditures during 2003 included the completion of a metal buildings plant in Monterrey, Mexico, the start up of the R-Steel plant in Staunton, Virginia, and approximately $1 million to complete a second metal buildings plant in Tianjin, China. In 2002, approximately $10 million was used in construction of the Tianjin plant. Other expenditures in 2002 included general factory capital costs. Interest has been capitalized in connection with the development of new facilities and is amortized over the estimated useful live of the related assets. Interest capitalized was $.1 million each for 2003 and 2002, and $.6 million in 2001.

Research and Development Costs

Costs incurred in the creation and start-up of new products or changes of existing products are charged to expense as incurred. The company expended $.6 million of research and development costs each year during 2003, 2002, and 2001.

Capitalized Software

Capitalized software costs are recorded in “Investments and other assets” in the consolidated balance sheets. At December 31, 2003 and 2002, capitalized software costs, net of amortization, were $13.2 million and $18.0 million, respectively. Lester had capitalized software costs of $3.1 million, which were written off as an impairment charge during 2003. Costs capitalized in 2003 and 2002 include the implementation of a scalable enterprise system in the North American Building Systems Segment. Costs are amortized on a straight-line basis over periods not exceeding seven years once applications are implemented and operational. Amortization of software cost was $4.3 million in 2003 and $4.2 million in 2002 and 2001, respectively.

Goodwill and Other Intangible Assets

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 provides guidance on accounting and reporting for goodwill and intangible assets. Goodwill and intangible assets acquired in a purchase business combination which are determined to have an indefinite useful life are no longer amortized over future periods, but are assessed at least annually for impairment using a fair value based test. Intangible assets with estimable useful lives continue to be amortized over their respective useful lives. The company adopted the new standard on January 1, 2002.

Prior to the 2001 asset impairment charge, referenced in the Restructuring Charges footnote, $5.9 million of goodwill was recorded in the balance sheet, with $5.5 million in the Architectural Products Segment and $.4 million in the European operation of its International Building Systems Segment. European goodwill was written off in 2001 with the announced disposition of that business. Goodwill was amortized over 40 years prior to adoption of this standard. At the end of 2003 and 2002, the company had $5.5 million of goodwill recorded in the balance sheets.

During the third quarter of 2003, the company performed the annual impairment test for goodwill related to its Architectural Products Segment using methodology required under SFAS No. 142, which requires the company to evaluate impairment based on the fair value of assets held in the relevant reporting unit. It was determined that the fair value of assets related to the Architectural Products reporting unit exceeded its carrying value and no impairment was recognized.

Other intangible assets include unamortized cost associated with non-compete agreements totaling $1.1 million and $1.3 million at December 31, 2003 and 2002, respectively. These costs are being amortized over the life of the agreements.

For 2003 and 2002, amortization was $.1 million, respectively, net of tax each year. Estimated amortization expense for each of the next five years is $.1 million, pretax.

Derivative Instruments and Hedging Activities

The company enters into aluminum contracts to hedge the cost of a portion of the aluminum used in its Architectural Products Segment. These contracts qualify for hedge accounting. Unrealized gains or losses on open contracts are recorded in comprehensive income until the contract settles with a corresponding adjustment to inventory (for losses) or deferred income (for gains). Gains or losses on contracts are recognized in earnings as an adjustment to cost of sales when the underlying inventory is sold. No gain or loss was recorded for open contracts due to the highly effective nature of the hedges in 2003 and 2002. The amounts recorded in cumulative other comprehensive income related to these contracts was a gain of $.1 million for 2003 and a gain of less than $.1 million for 2002. The 2002 amount was recognized in 2003 earnings, and the 2003 amount is expected to be recognized in 2004 earnings.

The company enters into forward currency exchange contracts to hedge a portion of its exposure associated with Canadian dollar denominated sales and net cash flow for its Canadian operations within the North American Building Systems Segment. The company’s costs for this operation are primarily denominated in U.S. dollars. While these hedge contracts would qualify for hedge accounting, the company has chosen not to designate these derivatives as hedge contracts, due to the immateriality of the unrealized gains or losses on such open contracts, at its normal level of activity. Accordingly, the company records the unrealized gain or loss from these derivatives in earnings as opposed to other comprehensive income. For major customer projects or for non-Canadian operations, where customer or vendor payments are denominated in a foreign currency, the company may designate related forward currency exchange contracts as cash flow hedges on a case-by-case basis. No such designation was made during 2003 or 2002.

Financial Instruments

The fair value of long-term debt is determined by comparing interest rates for debt with similar terms and maturities. At December 31, 2003 and 2002, the fair value of the company’s long-term debt was materially in line with its carrying value. Other financial instruments, consisting of cash and cash equivalents, net receivables, notes payable, and accounts payable are carried at cost, which approximates fair value, as a result of the short-term nature of these instruments. The company has no significant concentrations of credit risk.

Accounting for Stock Options

The company records stock compensation costs for employee and directors stock options in accordance with Accounting Principal Board Opinion No. 25 “Accounting for Stock Issued to Employees” versus FASB No. 123 “Accounting for Stock-Based Compensation,” which recommends the recording of compensation costs for options under the fair value method at the date of grant. Under APB 25, no charges are recorded to earnings for stock options granted, since the options exercise price equals their fair value at date of grant. In accordance with APB 25, differences in amounts received when stock options are exercised, and their carrying value in treasury stock, are recorded in retained earnings at their exercise date.

In January 2003, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 amends Statement No. 123 and provides for alternative methods of transition for a voluntary change to the fair value method of accounting for stock-base compensation. In addition it requires more frequent and prominent financial statement disclosure of the effect of stock-based compensation on the results of operation. Below is the effect on the company’s net earnings and earnings per share (EPS) if stock options were accounted for under the fair value method.

Dollars in millions	2003	2002	2001

Net earnings (loss) as reported	$(32.1)	$(1.8)	$8.1
After tax effect of SFAS No. 123	(0.1)	(0.2)	(0.1)

Net earnings (loss) after SFAS No. 123	$(32.2)	$(2.0)	$8.0

EPS effect in dollars	2003	2002	2001

Diluted, EPS as reported	$(5.06)	$(0.29)	$1.28
EPS effect of SFAS No. 123	(0.01)	(0.03)	(0.02)

Diluted EPS after SFAS No. 123	$(5.07)	$(0.32)	$1.26

Earnings Per Share

Basic earnings per share are based upon the weighted average common shares outstanding during each year. Dilutive earnings per share are based upon the weighted average common and common equivalent shares outstanding during each year. Employee stock options and units allocated under the Director Deferred Fee Plan are the company’s only common stock equivalents; there are no other potentially dilutive securities.

Basic and Diluted Earnings Per Share (EPS) Computations

	2003
Dollars and shares in thousands,	Net		Per Share
except per share amounts	Loss	Shares	Amount

Basic EPS available to common shareholders	$(32,108)	6,345	$(5.06)
Assumed net conversion of stock options	—	—	—

Diluted EPS available to common shareholders plus assumed conversions	$(32,108)	6,345	$(5.06)

	2002
Dollars and shares in thousands,	Net		Per Share
except per share amounts	Loss	Shares	Amount

Basic EPS available to common shareholders	$(1,836)	6,313	$(0.29)
Assumed net conversion of stock options	—	—	—

Diluted EPS available to common shareholders plus assumed conversions	$(1,836)	6,313	$(0.29)

No dilutive calculations were performed due to a net loss for 2003 and 2002 resulting in the dilutive and basic weighted shares being equivalent.

	2001
Dollars and shares in thousands,	Net		Per Share
except per share amounts	Earnings	Shares	Amount

Basic EPS available to common shareholders	$8,060	6,282	$1.28
Assumed net conversion of stock options		3

Diluted EPS available to common shareholders plus assumed conversions	$8,060	6,285	$1.28

The following exercisable options were excluded from the computations of shares outstanding in one or more quarters in the determination of the annual diluted EPS presented above. Exercisable options are not considered to be common equivalent shares during periods when the options’ exercise price exceeded the average market price of the company’s common shares.

Options Excluded from Diluted EPS

					Year(s) the
Year excluded from	Number of option	Range of exercise prices for excluded			excluded options
EPS calculation	shares excluded	option shares			expire
2003	446,625	$17.50	—	$32.75	2004 to 2013
2002	367,427	$23.00	—	$38.50	2002 to 2012
2001	487,719	$26.00	—	$38.50	2001 to 2006

Foreign Currency Translation

The value of the U.S. dollar fluctuates on foreign currency exchanges, which creates exchange gains or losses on the company’s international investments. These investments, and the related equity earnings and losses, are translated into U.S. dollars. The gains or losses that result from translation are shown in the shareholders’ equity section of the consolidated balance sheets. Cumulative foreign currency exchange translation gains were $.1 million at December 31, 2003, and $.3 million at December 31, 2002.

Comprehensive Income

The components of comprehensive income include adjustments for minimum pension liabilities, foreign currency translation items, and hedging activities. The majority of the charges to comprehensive income relate to the company’s minimum pension liabilities. In 2003, $3.8 million was charged to other comprehensive income to recognize changes in the company’s minimum pension liabilities. In 2002, $10.2 million, net of tax, was charged to other comprehensive income to recognize these changes in the company’s minimum pension liabilities. The 2003 amount is no longer net of tax as a valuation reserve has been established to offset a majority of the tax benefit.

Construction and Project Contracts

Costs and estimated earnings in excess of billings on construction and project contracts, reflected in Inventories on the consolidated balance sheets, were $3.8 million and $3.6 million at December 31, 2003 and 2002, respectively. Billings in excess of costs are specifically identified on the consolidated balance sheets and were $2.2 million and $3.4 million at December 31, 2003 and 2002, respectively.

Total receivables due under construction and project contracts, included as trade receivables, were $15.9 million and $18.8 million at December 31, 2003 and 2002, respectively. Included in the contract receivables were $4.8 million and $6.1 million at December 31, 2003 and 2002, respectively, for amounts billed but not collected pursuant to retainage provisions. These amounts are generally due upon completion of the contracts, except for retention related to certain foreign receivables, which are due within 6 to 24 months of project completion. Construction contract receivables, including retentions, where the collection is not anticipated within twelve months are classified under Investments and other assets and totaled $3 million and $1.9 million at December 31, 2003 and 2002, respectively. Included in these amounts is retention older than one year of $1.7 million and $.6 million at December 31, 2003 and 2002, respectively.

Restructuring Charges

During the fourth quarter of 2001, the company’s Board approved the disposition of the assets of the company’s European building business, which is included in the International Building Systems Segment. As a result, the company recorded an $8.1 million pretax charge in December 2001. The company recorded a $4.3 million pretax charge in 2001 for the write-down of certain assets at its European business to estimated net realizable value based on estimated proceeds from the sale. The asset impairment charge was utilized in 2003 and 2002 upon disposition of these assets. In 2001, the company also recorded a $3.8 million restructuring charge for employee separation costs, costs to close offices, and other expenses related to the disposition of the business.

During 2003 and 2002, the company utilized $.8 million and $1.9 million of the restructuring reserve, respectively. An additional $1.4 million was accrued in 2002 for severance, termination, and legal costs associated with the disposition of the European building business. In 2003, $.06 million was accrued and utilized for foreign exchange loss during the year. During the fourth quarter of 2003, the company reversed $.5 million of severance and termination and $.2 million of legal, claims, and other costs. The balance of the restructuring reserve totaled $.1 million at the end of 2003 for final shut down costs. Recap of activity in the restructuring reserve during 2003 and 2002, is presented below.

Restructuring Charge Accrual Activity

			2002				2003
	12/31/01				12/31/02				12/31/03
Dollars in thousands	Balance	Accrual	Recovery	Utilized	Balance	Accrual	Recovery	Utilized	Balance

Severance and termination costs	$1,161	$931	$—	$(943)	$1,149	$—	$(494)	$(655)	$—
Foreign exchange loss	—	106	—	(106)	—	63	—	(63)	—
Legal, claims, and other costs	944	330	—	(898)	376	—	(174)	(103)	99

	$2,105	$1,367	$—	$(1,947)	$1,525	$63	$(668)	$(821)	$99

Along with the $.8 million of reserve utilized in 2003, mentioned above, the European buildings business also recorded a restructuring credit in the fourth quarter of 2003 totaling $.8 million. This was a result of better than anticipated receivables collections of $.2 million, and $.6 million of expense reversals as one of the European subsidiaries was allowed to go into receivership.

In 2002, an additional $2 million was recovered on the sale of certain European assets of the business. The detail of restructuring charges (credits) reported on the company’s consolidated statements of earnings for 2003, 2002, and 2001, is presented below.

Restructuring Charges (Credits) Activity

Dollars in thousands	2003	2002	2001

Restructuring charges (credits)	$(605)	$1,367	$3,854
Restructuring recoveries	(235)	(1,998)	—
Restructuring charge (credit), net	$(840)	$(631)	$3,854

Assets Held for Sale

BMC Real Estate, Inc., a wholly owned subsidiary, owns land for development, which is reported as “Assets held for sale” in the consolidated balance sheets. No land parcels were sold in 2003. Management believes, although the sale may take several years, the ultimate book value of the asset will be realized.

International Joint Venture Operations

The company has a 30% interest in an international joint venture, Saudi Building Systems. The joint venture is involved in the design, manufacture, and marketing of pre-engineered metal buildings for nonresidential use in its respective market. No cash investments were made in Saudi Building Systems during 2003 or 2002. The company’s net investment in Saudi Building Systems was $2 million at December 31, 2003 and 2002, respectively.

During 2001, the company acquired a 40% interest in Vistawall International (UAE) Ltd. The joint venture is involved in the design, manufacture, and sale of architectural aluminum products in the Middle Eastern markets. A cash investment was made in Vistawall International (UAE) Ltd. of $.1 million in 2002. The company’s net investment was $.1 million at December 31, 2003 and $.2 million at December 31, 2002.

BUSINESS SEGMENTS

The company groups its operations into five business segments: North American Building Systems, International Building Systems, Architectural Products, Construction Services, and Real Estate. The company announced the planned combination of the North American Buildings Systems Segment and the Construction Services Segment, thereby forming the Buildings Group Segment effective January 1, 2004. The purpose of this change is to effect cost savings, and better alignment of capabilities, enabling more thorough integration of the construction supply chain and enhanced service to customers. Segment figures for North American Building Systems and Construction Services are reported separately for 2003 as these segments were managed separately during this period.

The North American Building Systems Segment includes the building systems businesses in Canada, the U.S., and Latin America. These business units supply steel and wood frame pre-engineered building systems for a wide variety of commercial, community, industrial, and agricultural applications.

The International Building Systems Segment includes the company’s building systems businesses in Europe and China. These businesses supply pre-engineered metal buildings for commercial, community, industrial and agricultural applications primarily for the Chinese and European markets. The European metal buildings business was sold in July 2002.

The Architectural Products Segment includes the operations of the Vistawall Group. The group’s businesses design, manufacture, and market architectural aluminum systems for nonresidential construction, including curtain wall, storefront, window, and skylight systems.

The Construction Services Segment sells and constructs large, complex metal building systems, working primarily in conjunction with the Butler Builder organization. Typical projects are large distribution centers and industrial buildings. As mentioned above, this Segment was combined with the North American Buildings Systems Segment as of January 1, 2004.

The Real Estate Segment provides real estate build-to-suit-to-lease development services in cooperation with Butler Builders.

The accounting policies for the segments are the same as those described in the summary of significant accounting policies. The company’s reportable segments are strategic business units that offer different products and services. They are managed separately as each business requires different technology and expertise.

The Other classification in the following tables represents unallocated corporate expenses and assets, including corporate offices, deferred taxes, pension accounts, interest expense, and intersegment eliminations.

Net Sales

Dollars in thousands	2003	2002	2001

North American Building Systems	$374,802	$393,969	$440,049
International Building Systems	138,381	107,842	81,644
Architectural Products	217,429	220,098	231,509
Construction Services	80,692	111,428	132,930
Real Estate	4,845	16,475	37,555
Intersegment Elimination	(19,982)	(21,603)	(27,115)

	$796,167	$828,209	$896,572

Net sales represent revenues from sales to affiliated and unaffiliated customers before elimination of intersegment sales, which are included in intersegment eliminations. Intersegment eliminations are primarily sales from the North American Building Systems Segment to the Construction Services Segment.

Interest Expense

Dollars in thousands	2003	2002	2001

North American Building Systems	$83	$3	$4
International Building Systems	46	57	122
Architectural Products	88	92	61
Construction Services	—	—	—
Real Estate	126	—	383
Other	8,792	7,377	6,359

	$9,135	$7,529	$6,929

Pretax Earnings (Loss)

Dollars in thousands	2003	2002	2001

North American Building Systems	$(19,762)	$(7,562)	$10,417
International Building Systems	11,265	7,995	(6,075)
Architectural Products	11,210	8,891	13,828
Construction Services	(3,422)	1,952	3,234
Real Estate	246	3,341	5,974
Other	(21,745)	(21,475)	(19,116)

	$(22,208)	$(6,858)	$8,262

The 2001 pre-tax loss for the International Building Systems Segment include impairment and restructuring charges of $7.7 million associated with the Segment’s European operations. The remaining $.4 million of the impairment and restructuring charges are contained in the Other segment.

Assets

Dollars in thousands	2003	2002	2001

North American Building Systems	$136,289	$132,688	$138,690
International Building Systems	106,681	77,159	67,064
Architectural Products	102,724	104,474	112,785
Construction Services	13,570	17,807	22,465
Real Estate	25,970	30,379	28,406
Other	57,472	93,327	101,352

	$442,706	$455,834	$470,762

Assets represent both tangible and intangible assets used by each business segment. Other represents corporate cash and cash equivalents, assets held for sale, corporate fixed assets, including the company’s headquarters facility (in 2001) and various other assets, which are not related to a specific business segment. The company’s headquarters facility was sold in the fourth quarter 2002 and leased back by the company under an operating lease.

Capital Expenditures — Property, Plant, and Equipment

Dollars in thousands	2003	2002	2001

North American Building Systems	$6,178	$3,902	$4,559
International Building Systems	3,399	10,209	6,228
Architectural Products	1,638	2,044	6,391
Construction Services	5	25	176
Real Estate	—	—	—
Other	16	96	27,229

	$11,236	$16,276	$44,583

The International Building Systems Segment includes capital expenditures for the second Butler pre-engineered metal buildings plant in China. During 2003, the North American Building Systems segment includes capital expenditures for the R-Steel panel manufacturing equipment and equipment for the metal building plant in Monterrey, Mexico. Included in Other, for 2001, are the expenditures for the company’s new headquarters facility.

Depreciation and Amortization

Dollars in thousands	2003	2002	2001

North American Building Systems	$10,023	$9,943	$10,371
International Building Systems	2,312	1,753	2,161
Architectural Products	4,376	4,569	4,221
Construction Services	571	665	729
Real Estate	1,013	—	8
Other	987	1,984	614

	$19,282	$18,914	$18,104

Geographic Information by Country

The following table presents net sales by country based on the location of delivery of the product or service. The United States of America and the People’s Republic of China are the only countries where sales exceeded 10% of the company’s consolidated net sales.

Net Sales

Dollars in thousands	2003	2002	2001

United States of America	$622,844	$688,803	$781,646
People’s Republic of China	133,706	96,364	61,009
All other countries	39,617	43,042	53,917

	$796,167	$828,209	$896,572

The following table presents all tangible long-lived assets by country based on the location of the asset. The United States of America and the People’s Republic of China are the only countries in which long-lived assets exceeded 10% of the company’s consolidated long-lived assets.

Tangible Long-Lived Assets

Dollars in thousands	2003	2002	2001

United States of America	$117,119	$114,060	$141,034
People’s Republic of China	29,337	27,801	19,121
All other countries	3,196	119	1,392

	$149,652	$141,980	$161,547

DEBT, LEASES, COMMITMENTS, AND CONTINGENCIES

Long Term Debt

Dollar in thousands	2003	2002

2001 private placement notes	$50,000	$50,000
1998 private placement notes	35,000	35,000
1994 private placement notes	5,000	5,000
Real estate development loans	11,923	—
Industrial revenue bonds	6,250	6,250
Capital leases	5,190	4,389
Other debt	1,241	1,700

	114,604	102,339
Less current maturities	91,912	6,273

Long-term debt less current maturities	$22,692	$96,066

At December 31, 2003, $50 million principal amount of the company’s 2001 private placement senior notes was outstanding. After giving effect to amendments in the first quarter of 2003, the notes carry a fixed interest rate of 8.12%, plus an additional 1.25% on the unpaid balance per annum, payable semiannually, on June 30 and December 30. As required by the deferral agreement the company deposited on December 30, 2003 the interest of $2.3 million due and payable into a collateral account until April 30, 2004 for the benefit of the company’s senior lenders. This deferred obligation bears interest at a rate of 11.37%.

At December 31, 2003, $35 million principal amount of the company’s 1998 private placement senior notes was outstanding. After giving effect to amendments in the first and last quarter of 2003, the notes carry a fixed interest rate of 6.82%, plus an additional 1.25% on the unpaid balance per annum, payable semiannually, on March 20 and September 20. As described below, the company requested and was granted a deferral of the principal of $3.5 million due and payable on March 20, 2004 until April 30, 2004. As required by the deferral agreement the company will deposit the interest of $1.4 million due on March 20, 2004 into a collateral account for the benefit of the company’s senior lenders. This deferred obligation bears interest at a rate of 10.07%.

At December 31, 2003, $5 million principal amount of the company’s 1994 private placement senior notes was outstanding. After giving effect to amendments in the first quarter and last quarter of 2003, the notes carry a fixed interest rate of 8.27%, plus an additional 1.25%. As described below, the company requested and was granted a deferral of the principal of $5 million due and payable on December 30, 2003 until April 30, 2004. As required by the deferral agreement the company deposited on December 30, 2003 the interest due and payable of $.2 million into a collateral account for the benefit of the company’s senior lenders. This deferred obligation bears interest at a rate of 11.52%.

In the fourth quarter of 2003, the company and its note holders amended the 2001, 1998, and 1994 notes. The note holders agreed to defer receipt of the principal and interest due and payable on December 30, 2003 under the 1994 Note Agreement, principal and interest due and payable on March 20, 2004 under the 1998 Note Agreement, and interest due and payable on December 30, 2003 under the 2001 Note Agreement. As required by the deferral agreement the company deposited $2.6 million into a collateral account for the benefit of the company’s senior lenders. The amended agreement requires the satisfaction of certain milestones including the consummation of a transaction on or prior to April 30, 2004, which will result the company’s repayment in full of the Senior Notes. In addition, the 1998 Note Agreement and the 2001 Note Agreement include make-whole provisions in the event these obligations are paid prior to their stated maturities. Management’s estimate of the make-whole payment as of December 31, 2003, was approximately $18 million. The amount is subject to change due to U.S. treasury interest rates and time. The $18 million amount assumes a repayment on April 30, 2004, and U.S. treasury rates as in effect during the week of February 9, 2004. The pertinent provisions as provided in the applicable note agreements specifically describe the make-whole amount and the calculation will be based on permanent interest rates of 6.82% and 8.12% in the 1998 note and the 2001 note, respectively.

In the first quarter of 2003, the company and its note holders amended the 2001, 1998, and 1994 notes, which increased the interest rate for all three notes by 1.5%. Of the increase, .25% is permanent, .5% is applicable until the company’s bank credit facility is on a pari passu basis with the notes and ..75% is applicable until the later of the time that the bank credit facility is on a pari passu basis with the notes and the fixed charge ratio as defined in the notes exceeds 2.25 to 1 for two consecutive trailing four quarter periods. Related to the amendment, the company entered into a Security Agreement with the note holders and the bank credit facility lenders whereby the company granted these lenders a security interest in its domestic accounts receivable, domestic inventory, domestic subsidiary stock, certain foreign subsidiary stock and certain other personal property. These lenders also entered into an intercreditor agreement.

The amended note agreements contain certain operating covenants, including restrictions on liens, additional indebtedness, and asset sales, and require the company to maintain adjusted consolidated tangible net worth, defined as $110 million plus the cumulative sum of 50% of consolidated net income for each fiscal quarter ending after December 31, 2002. The company is required to maintain a fixed charge coverage ratio of 1.25 to 1 for the fiscal quarter ending December 31, 2003, with periodic increases through June 30, 2005 and 2.0 to 1 thereafter. Restricted payments, including dividends and treasury stock purchases, may not in the aggregate exceed the sum of $10 million, plus 75% of consolidated net income or less 100% of any deficit for each fiscal quarter subsequent to March 31, 2003, and may not be made if a default or event of default exists under the note agreements.

Upon a payment default under any of the note agreements, each fixed interest rate stated above would increase to the greater of such rate plus 2% or that rate which is 2% greater than the Bank of America’s prime rate.

The company’s note agreements and credit agreement each have a “most favored nation” provision that incorporates by reference the financial covenants contained in the other agreements. Thus, failure to meet a financial covenant in one agreement is also failure to meet the covenant under the others’ agreements.

Although the company was current with all payments under its debt agreements, at September 30, 2003, it was not in compliance with its financial covenants related to the minimum domestic EBITDA level of $5 million on a rolling four quarter basis; the leverage ratio (based generally upon the level of funded debt less cash and equivalents to EBITDA as defined in the agreements, for the trailing four quarters) of 7.0 to 1; nor the fixed charge coverage ratio of 1.25 to 1 (based generally upon the ratio of EBITDA plus rents over the trailing four quarters to the amount of interest expense and rents during such period).

At December 31, 2003 the company was not in compliance with its financial covenants within the bank credit agreement and the senior notes agreements related to the following matters: the minimum domestic EBITDA level of $15 million on a rolling four quarter basis; the capitalization ratio of .45 to 1; the leverage ratio (based generally upon the level of funded debt less cash and equivalents to EBITDA as defined in the agreements, for the trailing four quarters) of 4.0 to 1; the adjusted consolidated tangible net worth of $110 million plus 50% of consolidated net income since December 31, 2002; the consolidated indebtedness to consolidated total capitalization of 50%; and the fixed charge coverage ratio of 1.25 to 1 (based generally upon the ratio of EBITDA plus rents over the trailing four quarters to the amount of interest expense and rents during such period).

Because the company was not in compliance with the financial covenants, the note holders and lenders under the bank credit agreement (senior lenders) have the right to require payment of $90 million of debt recorded on the company’s balance sheet, as well as require funding of the stand-by letters of credit aggregating approximately $23.3 million at December 31, 2003. Under the credit agreement a cash payment by the banks to a letter of credit beneficiary becomes an advance to the company under the bank credit agreement. Pursuant to the covenant breach that occurred as of September 30, 2003 the banks have the right to require the company to post cash with the banks as collateral equal to the face value of the outstanding letters of credit. This cash collateral would secure the company’s obligation to reimburse the banks for third party draws against the letters of credit and may be required to cause the letters of credit to be renewed by the banks beyond the current expiration date. The company’s senior lenders have not accelerated the company’s payment obligations and have allowed the company to remain in breach of these agreements although they retain the right to do at any time. If the senior lenders were to exercise this right, the company does not believe it would have the ability to fund these obligations immediately, and the senior lenders could pursue other remedies. Due to the noncompliance, the company has classified the related long-term portion of this debt, $90 million, as a current liability on the December 31, 2003 consolidated balance sheet. In addition to this amount, the company may be required to pay a make-whole amount upon acceleration of the senior notes. In connection with the proposed Merger, the company, BlueScope, and the note holders have agreed that the make-whole amount would be approximately $18 million (assuming a closing of the proposed Merger on April 30, 2004 and a reference interest rate for the U.S. Treasuries as in effect on February 9, 2004).

Under the provisions of the credit agreement, the company may incur up to $35 million in real estate development debt with lenders other than the senior lenders. At December 31, 2003, $11.9 million was outstanding with certain mortgage lenders. During the construction period of the real estate development the construction loans are interest only with rates ranging from prime plus .50% to prime plus 1%, upon completion these loans convert to a two to four year term loan, with fixed or variable monthly payments of principal and interest. The term loans bear interest ranging from a fixed rate of 6% to a variable rate of prime plus 1% at the change date. The loans become due upon sale of the real estate project. The Merger Agreement between BlueScope and Butler further limits future borrowings by the Real Estate Segment to projects already in progress at February 15, 2004.

The industrial revenue bonds mature in 2015 and the company’s payments on the bonds are secured by a bank letter of credit provided by the company under the company’s bank credit agreement. The weighted-average interest rate on the bond issue was 3.80% for 2003, 2.9% for 2002, and 3.9% for 2001.

Cash payments for interest on long-term debt were $5.6 million, $7.4 million, and $6.9 million in 2003, 2002, and 2001, respectively.

Total principal payments due on all debt in each of the five years subsequent to December 31, 2003 are as follows:

2004	$91.9 million
2005	$12.9 million
2006	$1.4 million
2007	$1.4 million
2008	$0.2 million
2009 and thereafter	$6.8 million

Sale-Leaseback

In the fourth quarter of 2002, the company entered into a sale-leaseback transaction of its world headquarters building located in Kansas City, Missouri. Under the arrangement, the real estate was sold to an independent third-party for $24 million and leased back under a twenty year operating lease arrangement. The company realized a gain on the sale of approximately $2 million, which is being deferred and amortized as a reduction to rent expense over the term of the lease.

In the fourth quarter of 2002, the company entered into a $3.9 million sale-leaseback lease agreement for the furniture, fixtures, and equipment at its world headquarters facility in Kansas City, Missouri. Under the capital lease arrangement, the lease term is five years with monthly payments carrying a fixed interest rate of 6.00%.

Leases

Leases include facility, transportation equipment, information technology equipment and plant operating equipment. Rental expense under operating leases was $10.9 million, $8.9 million, and $10.9 million in 2003, 2002, and 2001, respectively. Minimum rental commitments under noncancelable operating leases subsequent to December 31, 2003 are as follows:

2004	$8.5 million
2005	$7.4 million
2006	$5.9 million
2007	$4.6 million
2008	$3.9 million
2009 and thereafter	$34.2 million

It is expected that leases will be renewed or replaced in the ordinary course of business.

Commitments and Contingencies

The company is subject to various legal proceedings, claims, and environmental actions which arise in the ordinary course of business operations. Although the ultimate outcome of these matters is presently not determinable, management, after consultation with legal counsel, believes the resolution of these matters will not have a material adverse effect upon the company’s financial position or results of operations.

On October 15, 2002, a McLeod County, Minnesota District Court jury awarded the company $29.6 million for its Lester building business in its suit against Louisiana-Pacific Corporation. The suit pertained to Louisiana-Pacific’s Inner-Seal siding product. The award compensates the company for damages and other losses resulting from product purchased by the company and sold to its dealers; however, on December 13, 2002 the United States District Court for the District of Oregon enjoined the Minnesota trial court from entering judgment against Louisiana-Pacific for $11.2 million of the total verdict. The company has appealed the December 2002 Order by the federal court to the Ninth Circuit U.S. Court of Appeals.

On February 17, 2004, the State of Minnesota Court of Appeals affirmed the October 2002 verdict of the McLeod County, Minnesota, District Court jury. This decision of the Minnesota Court of Appeals relates solely to that portion of the original verdict unaffected by the federal court injunction, and is subject to appeal to the Supreme Court of the State of Minnesota, the acceptance of which appeal is discretionary with the Supreme Court.

The company is unable to estimate the impact the award may have on its financial position or results of operations at this time. However, if the entire award is paid, the company believes it will recognize approximately $14 million pretax income for damages and recovery of prior costs in the period in which the award is paid.

Guarantees and Warranties

In November 2002, the FASB issued FASB interpretation No. 45 (FIN 45), “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires liability to be recognized at the time a company issues a guarantee for the fair value of the obligations assumed under certain guarantee agreements. Additional disclosures or guarantee agreements are also required in the interim and annual financial statements. The disclosure requirements of FIN 45 were effective for the years ending after December 15, 2002. The liability recognition requirements were effective January 1, 2003.

The company generally accrues for warranty and claim costs as a percentage of sales based on historical trends. Actual warranty and claim costs are deducted from the accrual when incurred. For 2003, warranty and claim accruals at the beginning of the year were $2.8 million, current year accruals and adjustments exceeded current year payments by $.4 million, and the balance at the end of the year was $3.2 million.

Balance, January 1, 2003	$2,810
Payments made during the period	(2,377)
Increases to accrual during the period	3,665
Adjustments during the period	(898)

Balance, December 31, 2003	$3,200

Related Party Transaction

During 2001, the company purchased real estate in Kansas City, Missouri upon which the company constructed its world headquarters building. The company purchased the site, constituting approximately 7.8 acres, from N.F. Bldg. Corp., a unit of National Farms, Inc. for $2.7 million. The purchase price was determined by independent appraisals of the site. C.L. William Haw, a director of the company, was President and Chief Executive Officer of National Farms, Inc. at the time of the purchase.

TAXES ON EARNINGS

The components of the provision for income taxes are shown below.

Components of Income Taxes

Dollars in thousands	2003	2002	2001

Current:
Federal	$(13,808)	$(4,622)	$(1,646)
Foreign	$(113)	836	720
State and local	26	358	842

	(13,895)	(3,428)	(84)

Deferred:
Federal	616	(237)	479
Foreign	(1,575)	(1,337)	(234)
State and local	53	(20)	41

	(906)	(1,594)	286

Valuation allowance	24,701	—	—

Income tax expense (benefit)	$9,900	$(5,022)	$202

Tax expense in 2003 includes a valuation allowance of $24.7 million to reflect the reduction in the expected value of the company’s deferred tax assets. Tax expense in 2001 includes a tax benefit of $4.5 million related to the disposition of the European business. The Chinese subsidiary’s earnings were taxed at a reduced percentage of the Chinese statutory rate in 2003, 2002, and 2001. Cash payments, net of refunds, for income taxes were net refunds of $5.6 million in 2003, $.1 million in 2002, and net payments of $3.6 million in 2001. The foreign components of pretax earnings were net profits (losses) of $10.1 million, $8.8 million, and $(6.1) million in 2003, 2002, and 2001, respectively.

A reconciliation of the expected income tax expense at the statutory federal income tax rate and the reported income tax expense is shown below.

Reconciliation of Income Tax Expense

Dollars in thousands	2003	2002	2001

Expected income tax expense (benefit) on pretax earnings (loss) before asset impairment and restructuring charge	$(7,773)	$(2,400)	$5,615
State and local income tax, net of federal benefits	17	233	554
Nondeductible losses (nontaxable profits) of foreign subsidiaries	(403)	(262)	1,199
Tax benefit from foreign sales corporation	(205)	(295)	(307)
China tax less than U.S. statutory rate	(3,254)	(2,193)	(1,195)
Settlement of audits	(5,080)	—	(577)
Utilization of capital loss carryforward	—	(487)	(651)
Asset impairment and restructuring charge	—	—	(4,500)
U.S. tax expense on foreign dividends	1,400	—	—
Other	497	382	64
Valuation allowance	24,701	—	—

Income tax expense (benefit) reported	$9,900	$(5,022)	$202

Deferred income tax expense or benefit arises from differences between financial reporting and tax reporting of assets and liabilities, which most often result from the differences in timing of income and expense recognition. Differences between financial reporting and tax bases also arise due to business acquisition activity as tax laws can result in significant differences in values assigned to assets and liabilities. Previously recorded deferred tax assets and liabilities are adjusted for any changes in enacted tax rates. Detail of deferred tax assets and liabilities is shown below. Due to the company’s recent losses coupled with the debt default and the company’s inability to refinance debt, the realization of net deferred tax assets is in doubt. Forecasts of future income were not sufficient to support the deferred tax assets recorded. Therefore, the company established a valuation allowance in the amount of $24.7 million for the reduction in the carrying value of its deferred tax assets. The valuation allowance is reflected in two places on the December 31, 2003 balance sheet; $13.3 million is netted against the net current deferred tax assets and $11.4 million is netted against net noncurrent deferred tax assets.

Net Current Deferred Tax Assets and Liabilities

Dollars in thousands	2003	2002

Current deferred tax assets (liabilities):
Operating expenses	$12,988	$13,727
Inventory	1,248	1,289
Restructuring charge	(342)	(98)
Minimum pension liability	—	10,310
Other	1,560	10

Current deferred tax assets	$15,454	$25,238
Valuation allowance — U.S. current deferred tax assets	(13,279)	—

Net current deferred tax assets	$2,175	$25,238

Net Noncurrent Deferred Tax Assets and Liabilities

Dollars in thousands	2003	2002

Noncurrent deferred tax assets (liabilities):
Depreciation	$(10,896)	$(10,726)
Operating expenses	7,662	4,367
Minority investments	452	384
Foreign net operating loss and capital loss carryforward	2,374	2,045
U.S. net operating loss carryforward	7,645	—
Asset impairment	2,676	2,676
Minimum pension liability	10,310	—
Other	(1,579)	(1,143)

Noncurrent deferred tax assets (liabilities)	18,644	(2,397)
Valuation allowance — U.S. noncurrent deferred tax assets	(11,422)	—
Valuation allowance — foreign net operating loss carryforwards	(2,374)	(2,045)

Net noncurrent deferred tax assets (liabilities)	$4,848	$(4,442)

The company and its U.S. subsidiaries file a consolidated federal income tax return.

EMPLOYEE BENEFIT PLANS

Retirement Plans

The company provides retirement benefits for substantially all employees, either through a defined benefit plan, the defined contribution Individual Retirement Asset Account Plan (IRAA), or a combination of both types of plans. The majority of the company’s salaried and nonunion hourly employees are covered by both a defined benefit plan and the IRAA. These plans are integrated in a floor-offset arrangement. The monthly benefit value of the IRAA lump sum distributable to a participant upon their termination or retirement offsets a portion, or all, of their defined benefit. The defined benefit, before the IRAA offset, is based upon compensation and years of service. Bargaining unit employees are covered by defined benefit retirement plans with benefits based on years of service.

The assets of the defined benefit plans are primarily equities, bonds, and government securities. The IRAA assets include the company’s common stock, other equities, bonds, and government securities. The IRAA had assets of $42.5 million and $38.4 million, including 592,496 shares and 671,155 shares of company stock with a market value of $13 million each at December 31, 2003 and 2002. The company expensed $.7 million for IRAA contributions in each of the years 2003, 2002, and 2001. A reconciliation of benefit obligations and plan assets, the funded status, and the amounts recognized in the company’s balance sheets for the defined benefit plans are presented below. While the IRAA asset activity and balances are not expressly shown in the tables below, the effect of the IRAA offset against the defined benefit has been recognized by a reduction of the various benefit obligations presented.

Reconciliations of Benefit Obligation and Plan Assets,
Funded Status, and Amounts Recognized in the
Consolidated Balance Sheets

Dollars in thousands	2003	2002

Reconciliation of projected benefit obligation at December 31,
(Actuarial present value of final benefits including future increases in compensation levels and future service, prorated based upon actual service as of the measurement date.)
Projected benefit obligation at January 1	$153,351	$131,544
Service cost–benefits earned during the year	6,344	5,630
Interest accrued on projected benefit obligation	8,779	9,071
Amendments to plans	(38,769)	—
Actuarial net loss during the year	5,569	10,915
Benefits paid	(4,938)	(3,809)
Curtailment	(301)	—

Projected benefit obligation	$130,035	$153,351

Accumulated benefit obligations
(For actual service and compensation through December 31,)
Accumulated benefit obligation	$127,687	$102,616

Dollars in thousands	2003	2002

Reconciliation of fair value of plan assets at December 31,
Fair value of plan assets at January 1	$76,730	$82,053
Actual return on plan assets	16,574	(8,547)
Employer contributions	5,608	7,033
Benefits paid	(4,938)	(3,809)

Fair value of plan assets	$93,974	$76,730

Funded status and net amount recognized at December 31,
Funded status – projected benefit obligation greater than plan assets	$(36,061)	$(76,621)
Unrecognized prior service costs	(35,133)	3,567
Unrecognized net actuarial loss	68,646	77,868

Net amount recognized (see detail below)	$(2,548)	$4,814

Amounts recognized in the consolidated balance sheet at December 31
Prepaid pension expense	$1,598	$5,898
Accrued pension liability	(35,311)	(31,783)
Intangible asset – prior service cost	1,556	3,567
Cumulative other comprehensive income	29,609	27,132

Net amount recognized	$(2,548)	$4,814

While not reflected above the company also recorded a deferred tax asset of $10.3 million in its balance sheets at December 31, 2003 and 2002 associated with the cumulative other comprehensive income charge presented in the above table. This asset was offset at December 31, 2003 by a valuation reserve of $10.3 million as discussed in the Taxes on Earnings footnote.

In June 2003, the company’s Board approved and the company subsequently adopted an amendment to its base pension plan. The amendment, effective in third quarter of 2003, revised the future benefit accrual formula to be based upon an employee’s career average compensation rather than the average of the highest five consecutive years of compensation. The effect of this plan amendment is reflected in the tables that reconcile the projected benefit obligation and that present the Components of Net Pension Expense, and will be recognized over the working lives of the active participants.

Effective January 1, 2001, the company changed its method for the recognition of asset gains and losses considered in the calculation of the annual net pension expense for its base retirement pension plan. The company changed from the market-value method of asset valuation to a market-related value method. Under the previous accounting method, all gains and losses, subject to a 10% corridor, were recognized and amortized in the determination of net periodic pension cost. The new method recognizes and then amortizes annual asset gains or losses over a five-year period in the determination of annual net periodic pension cost. The new method is commonly used and is preferable to the old method because it more accurately matches expense to accounting periods during which benefits are earned. The impact of the change was to increase net income by $.4 million and earnings per share by $.07 for the year ended December 31, 2001. The cumulative effect of this change as of January 1, 2001 was immaterial.

Effective April 1, 2001, the company also changed the period used to amortize prior service costs associated with amendments to its pension plans. Previously, the cost of these amendments was amortized over the average future working-lifetime of those expected to receive the amended benefits. The new amortization period more rapidly recognizes the cost of such plan amendments over the years during which the covered employee accrues the amended benefits. The effect of this change in accounting estimate was a decrease in net income of $.5 million and a reduction in earnings per share by $.07 for the year ended December 31, 2001.

The components of net pension expense of the defined benefit plans, as determined under SFAS 87, “Employers’ Accounting for Pensions,” are presented below.

Components of Net Pension Expense

Dollars in thousands	2003	2002	2001

Service costs – benefits earned during the year	$6,344	$5,630	$4,994
Interest cost on the projected benefit obligation	8,779	9,071	8,400
Expected return on plan assets	(6,984)	(7,419)	(7,412)
Amortization of transition obligation	—	2	75
Amortization of prior service cost	(823)	1,202	1,208
Amortization of net actuarial loss	4,899	2,441	1,437

Subtotal	12,215	10,927	8,702
Curtailment	755	—	—

Net pension expense	$12,970	$10,927	$8,702

Key assumptions used to determine net pension expense and benefit obligations:

Discount rate of future benefit obligations	6.25%	6.75%	7.25%
Long-term expected return on plan assets	8.00%	8.00%	8.50%
Long-term rate of increase in compensation levels	5.00%	5.00%	5.50%

		Percentage of plan assets
	Target Allocation	as of December 31,
Plan Assets	2004	2003	2002

Equity securities	55% to 65%	60%	59%
Debt securities and cash	45% to 35%	40%	41%

Total	100%	100%	100%

The long-term expected return on plan assets is based upon the forward-looking targeted asset allocation for the plan assets, the historical returns of equity and debt securities, the discount rate used to determine the plan obligations, and the expected likelihood that future assets returns will equal or exceed the assumed asset return.

The investment policy and strategy for the pension plans is to invest the plan assets in a well diversified portfolio of investments through the engagement of third party investment management professionals with an objective of generating a long-term rate of asset return which is consistent with the assumed rate of return used to determine net pension expense.

The expected employer contributions to the plans are $18.1 million for the year ended December 31, 2004. This amount includes $2.4 million related to the balance due for the 2003 plan year and $15.7 million combined estimated quarterly contributions for the first three quarters of the 2004 plan year which are due April 15, 2004, July 15, 2004, and October 15, 2004. The fourth quarter payment is due January 15, 2005 and is not included in the above amount. The estimated quarterly contributions required for the 2004 plan year are subject to revision by the results of the annual actuarial valuation and may also be revised by potential new legislation which govern the interest rates used to determine pension funding requirements. In addition, the company has submitted an application to the Internal Revenue Service that requests a funding waiver for the 2004 plan year contributions for all of its pension plans. If such application were granted, the waived contributions for the 2004 plan year in the amount of $21 million would then be due and payable in quarterly installments with interest over the next five plan years starting in April 2005.

The expected future cash flows for the company’s contributions to the pension plans and benefit payments by the pension plans are presented below.

2004	$5.4 million
2005	$5.8 million
2006	$6.5 million
2007	$7.3 million
2008	$8.0 million
2009 to 2013	$52.9 million

Other Benefit Plans

The company sponsors the Butler Employees Savings Trust, a savings plan under section 401(k) of the Internal Revenue Code. The vast majority of all U.S.-based salaried and nonunion hourly employees are eligible to participate in this plan. If certain defined company profitability levels are attained, the company will match up to 50% of employees’ contributions, up to 6% of the employee’s eligible compensation; with one-third of the company match in the form of restricted company common stock. Restricted company stock and the automatically reinvested dividends thereon held in the 401(k) may only be sold upon the employee’s termination of employment or retirement from the company. A company match was not made for 2003 and 2002, as the defined pretax earnings level was not reached. In 2001, the company reached defined pretax earnings levels and accordingly expensed $1.8 million as a matching contribution to the plan. The company also sponsors 401(k) savings plans for its bargaining unit employees.

The company sponsors the Supplemental Benefit Plan (SBP), an unfunded and nonqualified ERISA-excess retirement plan. The SBP restores retirement benefits that are not allowed per the qualified plan by Internal Revenue Service (IRS) limitations. The SBP applies the defined benefit formula from the qualified retirement plan to that portion of an employee’s compensation that is in excess of IRS limits, and therefore cannot be used in determining retirement benefits payable by the company’s qualified retirement plan. Split-dollar life insurance arrangements between the company and certain employees offset certain liabilities of the plan. No split-dollar premium payments were made in 2003. Cash premium payments under the split-dollar arrangements were $.2 million and $2 million in 2002 and 2001, respectively. In addition, the company expensed $.6 million, $1.1 million, and $.4 million, in 2003, 2002, and 2001, respectively, related to this plan. The company also recorded a pretax other comprehensive income charge of $1.3 million in 2003, a credit of $ .6 million in 2002 and a charge of $.6 million in 2001 for this plan. The plan liability was $2.1 million and $1.6 million at December 31, 2003, and 2002, respectively. Since the plan is unfunded, the future cash flows for this plan consist of expected benefit payments by the company of $.1 million in 2004 and 2005, $.2 million each year in 2006 through 2008, and $1.3 million as a cumulative total for the five-year period 2009 through 2013.

The company offers an unfunded and nonqualified, deferred compensation plan to certain key executives. In 2003, 2002, and 2001, the company expensed $.2 million, $.2 million, and $.5 million, respectively, which represented earnings credited to participant accounts. The plan liability at December 31, 2003 and 2002 was $5.4 million and $6.7 million, respectively.

During 2001, the company implemented a value-based Long Term Incentive Plan (LTIP), which is designed to reward the company’s executive officers by means of cash performance awards and stock options as shareholder value increases. The cash performance portion of the LTIP measures and rewards value-added performance over three-year periods. The performance measurement is based on total business return, a measure of the creation of economic value in the company’s business. No liability was accrued for the LTIP at December 31, 2003. At December 31, 2002, the company’s liability under this plan for cash awards was $.3 million.

Minimum Pension Liability Charge

A summary of the $20.6 million cumulative after-tax non-cash charge to other comprehensive income to recognize the minimum pension liability as of the December 31, 2003 measurement date is presented below.

Minimum Pension Liability Charge at December 31, 2003

		Non-	All
	ERISA	qualified	Pension
Dollars in thousands	Plans	Plan	Plans

Accumulated Benefit Obligation (ABO)	$127,687	$3,415	$131,102
Fair market value of plan assets	93,974	—	93,974

ABO in excess of plan assets	33,713	3,415	37,128
Prepaid pension expense – plan contributions not yet recognized in earnings	1,598	—	1,598
Accrued liability, previously recognized in earnings	(4,146)	(2,097)	(6,243)

Minimum pension liability recognized	31,165	1,318	32,483
Intangible asset recognized – unamortized prior service cost	1,556	—	1,556

Cumulative charge to other comprehensive income	29,609	1,318	30,927
Cumulative deferred income tax benefit	10,310	—	10,310

Cumulative after-tax charge at December 31, 2003	$19,299	$1,318	$20,617

Postretirement Benefits

During the fourth quarter of 2003, the company exercised its rights to terminate the company contribution to postretirement health care coverage and to terminate certain postretirement life insurance benefits. The company also terminated its plans to establish a company sponsored benefits savings trust that was designed to prefund a portion of eligible retired employees and their dependents postretirement medical expenses with optional employee annual contributions and a matching retirement-triggered lump sum company contribution.

After giving effect to the above noted terminations, the company currently offers access to group healthcare program for eligible retired employees and their dependents with no contribution towards its cost by the company. In addition the company provides certain life insurance benefits for eligible retired employees and their dependents in accordance with the provisions of certain collectively-bargained agreements. Employees may become eligible for these plans if they reach retirement age while employed by the company and meet a minimum years of service requirement. Retiree election to participate in the unsubsidized group health care program is optional and requires a monthly contribution by the retiree and their dependent, which contribution is estimated to cover all of the costs of the group health care program. The company reserves the right to change or terminate all employee benefits, including postretirement benefits. The terminations of company contributions to postretirement health care coverage and certain postretirement life insurance benefits have been accounted for as “Settlements” pursuant to SFAS No. 88 and a reduction of postretirement benefits. Accrual reversals of $5.4 million were recognized in the fourth quarter of 2003.

During the fourth quarter of 2002, the company amended its postretirement benefits program. Effective January 1, 2003, retired employees already enrolled in the company’s postretirement health care, or active employees with either at least ten years of service who have also attained the age of 55, or employees whose eligibility is governed by a collectively-bargained agreement, continue to be eligible to elect postretirement health care coverage, and constitute the grandfathered group. For those employees who were not in the this grandfathered group, eligibility to elect postretirement coverage upon their retirement requires the attainment of age 60 with at least 15 years of service,

A reconciliation of postretirement benefit obligations, plan assets, funded status, and accrued benefit liability is presented below.

Reconciliation of Benefit Obligation, the Funded Status and
Accrued Benefit Liability at December 31

Dollars in thousands	2003	2002

Reconciliation of projected benefit obligation
(actuarial present value of future benefits)
Projected benefit obligation at January 1	$23,459	$17,369
Service costs — benefits earned during the year	315	282
Interest cost on projected benefit obligation	1,216	1,594
Plan amendments	—	(8,110)
Actuarial loss during the year	(3,111)	15,467
Benefits paid	(3,054)	(4,325)
Participant contributions	1,772	1,182
Settlement	(19,300)	—

Projected benefit obligation	$1,297	$23,459
Reconciliation of Plan Assets
Fair value of plan assets as of January 1	$—	$—
Benefits paid	(3,054)	(4,325)
Employer contributions	1,282	3,143
Participant contributions	1,772	1,182

Fair value of plan assets as of December 31	$—	$—
Funded status and accrued benefit liability at December 31,
Projected benefit obligation, unfunded	$1,297	$23,459
Unrecognized net transition obligation cost	(364)	(4,778)
Unrecognized prior service costs	—	7,453
Unrecognized net actuarial loss	(398)	(21,919)

Accrued benefit liability in balance sheet	$535	$4,215

The discount rate assumption was 6.25% at December 31, 2003, 6.75% at December 31, 2002, and 7.25% at December 31, 2001. As all future changes in health care costs are assumed to be passed through to the retiree, future health care cost trends have no impact on the plan.

The components of the annual net benefit cost are presented below.

Components of Annual Net Benefit Costs

Dollars in thousands	2003	2002	2001

Service costs — benefits earned during the year	$315	$282	$517
Interest cost on the projected benefit obligation	1,216	1,594	1,222
Amortization of transition obligation	478	478	478
Amortization of prior service costs	(657)	(657)	—
Amortization of net actuarial loss	1,592	1,336	344

Subtotal	2,944	3,033	2,561

Settlement	(5,096)	—	—

Net benefit costs (credit)	$(2,152)	$3,033	$2,561

The expected life insurance benefit contribution is $.07 million for the year ended December 31, 2004. The future cash flows related to plan contributions and benefit payments are presented below.

2004	$.07 million
2005	$.07 million
2006	$.07 million
2007	$.08 million
2008	$.08 million
2009 to 2013	$.4 million

STOCK OPTION PLANS

The company records stock compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under APB 25, no charges are made to earnings in accounting for stock options granted because all options are granted with an exercise price equal to the fair market value at the date of grant. If the amounts received when options are exercised are different than the carrying value of treasury stock issued, the difference is recorded in retained earnings.

In 2002, the company’s shareholders approved the Stock Incentive Plan for 2002 for key employees and the 2002 Stock Option Plan for Outside Directors. Stock options are presently outstanding under the Stock Incentive Plans of 1996 and 1987, and the 2002 Stock Option Plan for Outside Directors. The 1996 Plan covering 600,000 shares was approved in April 1996. The 1987 plan was terminated upon the approval of the 1996 plan except for outstanding stock options. The 2002 Stock Option Plan for Outside Directors was approved in April 2002.

Stock Option Recap for All Plans at December 31,

Number of shares	2003	2002	2001

Granted and exercisable	348,500	405,000	509,500
Authorized, unissued, and available for future grant	481,710	481,710	118,699

The company granted nonqualified stock options in 2003 and 2002 to key employees under the 1996 plan. There were no options granted in 2001. Options were also granted in 2003 and 2002 to outside directors under the 2002 Stock Option Plan for Outside Directors. Options are granted at a fixed exercise price based on fair market value on the date of the grant and expire no more than ten years from the date of grant. Options granted to employees in 2003 and 2002 vest from one to three years after the date of grant and expire from five to ten years from the date of grant. Options under the Outside Directors Plan vest on the 184th day after the grant date and are fully exercisable thereafter. Below is a summary of stock option activity for each of the years ended December 31.

Summary of Stock Option Activity

	2003		2002		2001
		Weighted - average		Weighted - average		Weighted - average
	Shares	exercise price	Shares	exercise price	Shares	exercise price

Outstanding at beginning of year	449,000	$27.13	509,500	$29.11	550,750	$28.59
Granted	97,500	$19.86	68,000	$27.12	—	$—
Exercised	(3,000)	$17.50	(11,500)	$25.06	(16,750)	$9.26
Forfeited	(103,000)	$30.83	(117,000)	$35.99	(24,500)	$30.81

Outstanding at end of year	440,500	$24.70	449,000	$27.13	509,500	$29.11

A summary of outstanding and exercisable options is shown below.

Stock Option Outstanding and Exercisable at December 31, 2003

	Options Outstanding			Options Exercisable
	Number	Remaining Life	Weighted - average	Number	Weighted - average
Range of exercise price	Outstanding	in Years	exercise price	Exercisable	exercise price

$17.50 - $23.00	130,500	6.95	$20.65	38,500	$22.55
$26.00 - $26.00	235,000	0.05	$26.00	235,000	$26.00
$26.88 - $27.56	66,000	8.13	$27.13	66,000	$27.13
$32.75	9,000	2.04	$32.75	9,000	$32.75

Total or weighted average	440,500	3.37	$24.70	348,500	$26.01

Under the Stock Incentive Plan of 2002, 279,000 options were authorized for issuance but none were granted during 2003 or 2002. The company granted nonqualified stock options to key employees under the 1996 Plan for 93,500 shares in 2003 and 44,000 shares in 2002. Under the 2002 Plan for Outside Directors, 40,000 shares were available for grant. The plan provides for a single grant of 4,000 shares to each non-employee director eligible to participate. During 2003 and 2002, 4,000 shares and 24,000 shares, respectively, were granted under the 2002 Plan for Outside Directors.

The company uses the Black Scholes option-pricing model to calculate the fair value of stock options on their date of grant. The fair value per share of stock options granted was $4 in 2003 and $5 in 2002. The company did not grant stock options during 2001. The following assumptions were used:

Assumption

	2003	2002	2001

Dividend yield	4.2%	3.7%	N/A
Risk-free interest rate	2.8%	3.8%	N/A
Volatility	32%	25%	N/A
Life of option	10 years	5-10 years	N/A

TREASURY STOCK ACTIVITY

Dollars in thousands	2003	2002	2001

Balance, January 1	$64,266	$64,951	$65,543
Purchases	31	25	279
Issues	(581)	(710)	(871)

Balance, December 31	$63,716	$64,266	$64,951

As a result of options exercised and the issuance of treasury stock, the company recognized a tax benefit of less than $.01 million in 2003, $.1 million in 2002 and 2001, respectively, which was credited directly to retained earnings.

Number of shares	2003	2002	2001

Balance, January 1	2,777,698	2,807,417	2,832,338
Purchases	1,561	950	12,730
Issues	(25,115)	(30,669)	(37,651)

Balance, December 31	2,754,144	2,777,698	2,807,417

Average cost at December 31	$23.13	$23.14	$23.14

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Dollars in thousands, except share amounts

	Quarter Ended
2003	March 31	June 30	Sept. 30	Dec. 31	Annual

Net sales	$169,767	$174,035	$220,529	$231,836	$796,167
Gross profit	21,420	20,984	28,491	29,935	100,830
Net earnings (loss)	(3,915)	(9,091)	25	(19,127)	(32,108)
Basic earnings (loss) per share	$(0.62)	$(1.43)	$—	$(3.01)	$(5.06)
Diluted earnings (loss) per share	$(0.62)	$(1.43)	$—	$(3.01)	$(5.06)
Dividends declared per share	$0.18	$0.04	$—	$—	$0.22

During 2003, asset impairment charges after tax of $4.3 million, or $.67 per share, were included in the second quarter net earnings, $.5 million, or $.07 per share, were included in the third quarter net earnings, while credits of $.4 million, or $.05 per share were included in the fourth quarter net earnings. The establishment of a valuation allowance set up against the company’s deferred tax assets of $24.7 million, or $3.89 per share was also included in fourth quarter net earnings. During the fourth quarter, the company made changes to the postretirement healthcare plans and life insurance plans which resulted in credits in net earnings after tax of $3.2 million, or $.51 per share.

	Quarter Ended
2002	March 31	June 30	Sept. 30	Dec. 31	Annual

Net sales	$182,852	$213,421	$238,501	$193,435	$828,209
Gross profit	22,119	29,211	32,269	29,407	113,006
Net earnings (loss)	(5,368)	294	1,692	1,546	(1,836)
Basic earnings (loss) per share	$(0.85)	$0.05	$0.27	$0.24	$(0.29)
Diluted earnings (loss) per share	$(0.85)	$0.05	$0.27	$0.24	$(0.29)
Dividends declared per share	$0.18	$0.18	$0.18	$0.18	$0.72

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As previously reported in the company’s Form 8-K report filed on May 16, 2002, the Board of Directors of the company, upon the recommendation of the Audit Committee, approved the dismissal of Arthur Andersen LLP as the company’s independent auditors and the appointment of KPMG LLP to serve as the company’s independent auditors for the year ending December 31, 2002. There were no disagreements with either KPMG LLP or Arthur Andersen LLP.

Item 9A. Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, management conducted an evaluation of the effectiveness of the design and operation of the company’s “disclosure controls and procedures” (Disclosure Controls). The controls evaluation was done under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

Based upon the controls evaluation, the CEO and CFO have concluded that, subject to the limitations noted below, as of the end of the period covered by this Annual Report on Form 10-K, the company’s Disclosure Controls were effective to provide reasonable assurance that material information relating to Butler Manufacturing Company and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when the company’s periodic reports are being prepared.

There was no change in internal controls over financial reporting that occurred during the last fiscal year that has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

Attached as Exhibits 31.1 and 31.2 to this Annual Report are certifications of the CEO and the CFO, which are required in accord with Rule 13a-14 of the Securities Exchange Act of 1934 (the Exchange Act). This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications.

Definition of Disclosure Controls

Disclosure Controls are controls and procedures designed to ensure that information required to be disclosed in the company’s reports filed under the Exchange Act is recorded, processed, summarized and reported timely. Disclosure Controls are also designed to ensure that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. The company’s Disclosure Controls include certain components of internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of the company’s financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

Limitations on the Effectiveness of Controls

Although the company’s Disclosure Controls have been designed to provide reasonable assurance of attaining their objectives and the company’s CEO and CFO have concluded that the Disclosure Controls are effective at the reasonable assurance level, the company’s management, including the CEO and CFO, does not expect that the company’s Disclosure Controls or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART III

Item 10. Directors and Executive Officers of the Registrant

The company’s Board of Directors consists of members serving staggered three-year terms. Persons elected as directors continue to hold office until their terms expire or until their successors are elected and are qualified.

The company’s executive officers hold their offices at the pleasure of the Board of Directors, subject, in the case of Messrs: Holland, Rutledge, Miller, Huey and Ms. Bridger, to rights under their respective change of control employment agreements. See the section on Executive Compensation — Change of Control Employment Agreements in Item III, Part 11 of this report.

There is no understanding or arrangement between any director or executive officer and any other person pursuant to which such person was selected as a director or executive officer, and there is no family relationship between a director or executive officer and any other director or executive officer of the company.

The name and age of each director or executive officer, his or her term of office as a director (if applicable), his or her current offices with the company and the period he or she has served as a director or in such current office as an executive officer is as follows.

		Term	Has Served	Positions & Offices
Name	Age	of Office	Since	with the Company
Directors
K. Dane Brooksher	65	2004	1999	Chairman, Compensation & Benefits Committee; Member, Audit Committee
Gary M. Christensen	60	2005	1999	Chairman, Audit Committee; Member, Compensation & Benefits Committee
Susan F. Davis	50	2004	2000	Member, Compensation & Benefits Committee & Governance Committee
C.L. William Haw	65	2005	1983	Member, Audit Committee & Governance Committee
John J. Holland	53	2005	1999	Chairman & Chief Executive Officer
Mark A. McCollum	45	2006	2003	Member, Audit Committee & Compensation & Benefits Committee
Ronald E. Rutledge	62	2004	2001	President & Chief Operating Officer
Gary L. Tapella	60	2006	1998	Chairman, Governance Committee; Member Compensation & Benefits Committee
William D. Zollars	56	2006	2000	Member, Governance Committee & Audit Committee
Executive Officers
John J. Holland	53	N/A	2001	Chairman & Chief Executive Officer
Ronald E. Rutledge	62	N/A	2001	President & Chief Operating Officer
Robert M. Adams	48	N/A	2003	President, Butler Real Estate
Moufid Alossi	61	N/A	1997	President, Butler (Shanghai), Inc.
Barbara B. Bridger	46	N/A	1999	Vice-President – Human Resources
Thomas W. Harris	51	N/A	2001	President, Vistawall Group
John R. Hill	46	N/A	2000	President, Lester Building Systems
John W. Huey	56	N/A	1999	Vice-President — General Counsel
Lee E. Lichlyter	40	N/A	2000	Vice-President — Chief Information Officer
Paul F. Liljegren	49	N/A	1998	Treasurer
Larry C. Miller	47	N/A	1998	Vice-President — Finance
Nanka A. Schneider	47	N/A	2003	Controller and Director of Tax

Business Experience of Directors and Executive Officers

Directors

K. Dane Brooksher has been Chairman, Trustee and Chief Executive Officer of ProLogis since 1999. He joined ProLogis in 1993 as Co-Chairman, Trustee and Chief Operating Officer. ProLogis is a U.S. based real estate investment trust specializing in the acquisition, development, marketing, operation and ownership of distribution facilities and services worldwide. From 1961 to 1993, he was with KPMG LLP (formerly KPMG Peat Marwick), last serving, prior to retirement, as the Midwest Area Managing Partner and Chicago Office Managing Partner. He also served on the KPMG LLP Board of Directors and Management Committee. Mr. Brooksher also serves on the Board of Advisors of the J. L. Kellogg Graduate School of Management at Northwestern University.

Gary M. Christensen was President and Chief Executive Officer of Pella Corporation from 1996 until his retirement in 2002. Pella Corporation manufactures wood windows and doors. He joined Pella in 1990 as Senior Vice President, Sales and Marketing and was named President and Chief Operating Officer in 1994. From 1980 to 1990 he was a marketing executive for General Electric and from 1971 to 1980 was with Trane Corporation. He is a retired director of Pella Corporation and Brenton Banks Holding Company, a current director of Hon Corporation and is an emeritus member of the Policy Advisory Board, Harvard Joint Center for Housing Studies, and of the Iowa Business Council.

Susan F. Davis has been Corporate Vice President, Human Resources of Johnson Controls, Inc. since 1994. Johnson Controls manufactures automobile batteries, interior trim, seating products and automotive interior systems, and designs, manufactures, installs and services automated control systems for nonresidential buildings. She has been with Johnson Controls since 1983. Ms. Davis is also a director of Quanex Corporation.

C. L. William Haw is the owner of Haw Ranches, and previously served as the President and Chief Executive Officer of National Farms, Inc., a diversified agricultural production company, from 1974 until 2002. He is also an advisory director of Commerce Bank of Kansas City, N.A.

John J. Holland joined Butler in 1980, became Vice President-Controller in 1986, Vice President-Finance in 1990, Executive Vice President in 1998, President and Chief Executive Officer in 1999 and was elected Chairman and Chief Executive Officer in November 2001. Mr. Holland is a director of Cooper Tire and Rubber Company and SCS Transportation, Inc.

Mark A. McCollum joined the Halliburton Company in August 2003 as Senior Vice President and Chief Accounting Officer. Halliburton is one of the world’s largest oilfield services companies and a leading provider of engineering and construction services. Previously he served as Chief Financial Officer of Tenneco Automotive from 1999 until 2003. Mr. McCollum spent 14 years with the international public accounting firm of Arthur Andersen LLP, serving as an audit and business advisory partner of the company’s worldwide partnership from 1991 to December 1994.

Ronald E. Rutledge joined Butler in 1984 as President of the Vistawall Architectural Products Group, was elected Executive Vice President in April 2001 and President in November 2001. He is a director of Labconco Corporation and the Kansas City Council for the Boy Scouts of America, as well as a past director of the Terrell, Texas Chamber of Commerce and the Terrell State Bank.

Gary L Tapella has been President and Chief Executive Officer of Rheem Manufacturing Company since 1991 and Chairman since 2002. He has been with Rheem since 1968 serving in various domestic and international operations. Rheem is a manufacturer of residential and commercial central air conditioners, gas and electric furnaces and water heaters. He is Chairman Emeritus of the Gas Appliance Manufacturers Association (GAMA), an Executive Committee member and past Chairman of the Air Conditioning and Refrigeration Institute (ARI) and past Chairman of ARI’s International Committee.

William D. Zollars has been Chairman, President and Chief Executive Officer of Yellow Corporation, now known as Yellow Roadway Corporation, since November 1999. Previously, he was President of Yellow Transportation, Inc. from 1996 through November 1999. Yellow Roadway Corporation is a transportation services company serving North America and, through alliances, Europe, the Asia/Pacific region and South and Central America. From 1994 to 1996 he was Senior Vice President of Ryder Integrated Logistics, a division of Ryder Systems, Inc., and from 1969 to 1993 was with Eastman Kodak. He is a director of ProLogis and Rogers Group, Inc., and also serves as a director of the National Association of Manufacturers, the Civic Council of Greater Kansas City, Heart of America United Way and the University of Kansas Medical Center.

Executive Officers

John J. Holland (See Above)

Ronald E. Rutledge (See Above)

Barbara B. Bridger has been Vice President-Human Resources since 1999. She joined Butler in 1980 and previously was Vice President-Human Resources for the Buildings Division.

John W. Huey has been Vice President, General Counsel, and Secretary since 1999. He joined Butler in 1978 and became Vice President-Administration in 1993 and Assistant General Counsel and Assistant Secretary in 1987.

Lee E. Lichlyter has been Vice President-Chief Information Officer since 2000, and previously was Vice President of Information Systems Building Division.

Paul F. Liljegren has been Treasurer since 1998. He joined Butler in 1979 and was previously Vice President and Controller of Lester Building Systems.

Larry C. Miller has been Vice President-Finance since 1998. He joined Butler in 1980 and was previously the company’s Treasurer.

Nanka A. Schneider has been Controller and Director of Tax since 2003. She joined Butler in 1981 and previously served as Director of Tax.

Division Executive Officers

Robert M. Adams has been President, Butler Real Estate, Inc. since February 2003 and was previously Vice President of Butler Real Estate since September 2002. Prior to joining Butler, he was a member of the law firm of Lathrop & Gage LC.

Moufid (Mike) Alossi has been President, Butler (Shanghai) Inc., since 1997. He joined Butler in 1968 and was previously President of Butler World Trade and Vice President-International Sales and Marketing.

Thomas W. Harris has been President, Vistawall Group since 2001. He joined Butler in 1984. He previously was Vice President Sales and Marketing from 1997 to 2000, and Vice President Vistawall Central Region in 2001.

John R. Hill has been President, Lester Building Systems since 2000. He joined Butler in 1980. He was previously Senior Vice President of Sales of Lester Building Systems.

Certain Matters Relating to the Audit Committee

The company has a separately designated standing audit committee established by the Board of Directors for the purpose of overseeing the accounting and financial reporting processes of the company and audits of its financial statements. The members of the Audit Committee are K. Dane Brooksher, Gary M. Christensen, C. L. William Haw, Mark A. McCollum and William D. Zollars. The company announced on February 15, 2004 the execution of a definitive Merger Agreement with BlueScope Steel whereby the company expects to be acquired by BlueScope in a transaction, subject to satisfying certain conditions, including regulatory and shareholder approval, in April 2004. As a consequence, the Board of Directors has not identified a “financial expert” as defined in Section 401(h) of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of beneficial ownership reports furnished to the company, the company believes that during 2003 all of its executive officers, directors and greater-than-10% beneficial owners complied with Section 16(a) of the Securities Exchange Act of 1934.

Code of Ethics

The company, its employees, officers and directors have been guided for more than 20 years by its “Business Conduct Policy”, a written policy document which sets forth expected standards of conduct applicable to many legal and ethical settings. The Business Conduct Policy document is widely distributed to all employees, officers and directors, however it may not fully comport with the requirements of recently enacted Sarbanes-Oxley legislation. Because the company announced on February 15, 2004 execution of a definitive agreement of Merger with BlueScope Steel Limited, an Australian company, whereby the company anticipates that it will be acquired by BlueScope Steel in a transaction to be closed, subject to satisfying certain conditions, including regulatory and shareholder approval, in April 2004, the company anticipates that it will not conduct further annual shareholder meetings. As a consequence, the company has not adopted a specific code of ethics applicable to its principal executive officer, principal accounting officer or controller.

Item 11. Executive Compensation

Summary Compensation Table

The table below shows all plan and non-plan compensation awarded to, earned by, or paid to the company’s Chief Executive Officer and its four most highly compensated executive officers, other than the CEO, for services rendered to the company and its subsidiaries during the periods indicated.

						Long-Term			All Other
	Annual Compensation					Compensation Awards			Compensation
						Restricted	Stock	LTIP
Name and principal						Stock	Options	Payouts
position	Year	Salary	Bonus	Other(5)		($) (2)	(# Shares)	($) (3)	($) (4)
John J. Holland	2003	$424,801	0	$5,454		0	25,000	0	$3,900
Chairman & Chief	2002	$423,262	0	0		0	0	0	$7,492
Executive Officer	2001	$402,769	0	$1,972		0	0	0	$331,624
Ronald E. Rutledge	2003	$302,001	0	$4,475		0	20,000	0	$3,765
President & Chief	2002	$299,924	0	$2,923		0	40,000	0	$7,264
Operating Officer	2001	$267,615	$20,000	$90,396	(1)	$4,988	0	0	$135,282
Larry C. Miller	2003	$233,500	0	$2,565		0	2,000	0	$1,035
Vice President -	2002	$232,847	$15,000	$1,479		0	0	0	$2,728
Finance	2001	$214,081	$9,000	$1,362		$2,255	0	0	$65,676
John W. Huey	2003	$190,500	0	$1,269		0	2,000	0	$1,670
Vice President	2002	$190,000	0	$811		0	0	0	$3,184
General Counsel	2001	$183,654	$7,400	$522		0	0	0	$3,849
& Secretary
Barbara B. Bridger	2003	$171,800	0	0		0	2,000	0	0
Vice President -	2002	$171,277	0	0		0	0	0	$1,612
Human Resources	2001	$156,016	$10,000	0		0	0	0	$1,890

(1) Includes $87,706 reimbursement of Mr. Rutledge’s relocation expenses incurred in moving from Texas to Kansas City.

(2) In 2001 restricted stock of the value indicated was awarded to Messrs. Holland, Rutledge and Miller and Ms. Bridger, respectively, based upon the election of each to receive a portion of his/her annual bonus in Butler common stock as described under the “Restricted Stock Bonus Program.” The restricted stock vests on the third anniversary of the date of the award. Dividends are payable on the restricted stock. At December 31, 2003, Mr. Holland held 1128 shares of restricted stock with a value of $24,816, Mr. Rutledge held 564 shares of restricted stock with a value of $12,408, Mr. Miller held 640 shares of restricted stock with a value of $14,080, and Ms. Bridger held 66 shares of restricted stock with a value of $1,452.

(3) No payments have been earned or made under the company’s Long Term Incentive Plan described below under the caption “Long Term Incentive Plan”.

(4) To offset its obligations under the company’s Supplemental Retirement Benefit Plan for executives whose retirement benefits cannot be fully funded through the company’s Base Retirement Plan for Salaried Employees, in 1994 and 2000 the company entered into split dollar life insurance agreements with one or more of Messrs. Holland, Miller and Rutledge in which the company agreed to pay the premiums for policies of split dollar life insurance on the lives of such executives. The policies are owned by the executives, subject to the terms of the agreements under which, upon an individual’s retirement, the company may recover its premium payments if the remaining cash surrender value of the policy provides specified coverage for the individual’s Supplemental Retirement Benefit Plan benefit. Because of uncertainty concerning certain provisions of the Sarbanes-Oxley Act of 2002, the company during 2002 modified the split dollar life insurance agreements of Messrs. Holland, Miller and Rutledge so that the company is no longer obligated to make cash premium payments on the policies. Instead, either policy cash values or dividends declared on the policies are applied to pay policy premiums. This arrangement may be modified when there is further guidance on the applicability of the Sarbanes-Oxley Act to split dollar arrangements. This data reflects the actual cash premiums paid by the company for such policies, but due to the above-described modification of the split dollar life insurance agreements during 2002, the company paid no cash premiums in 2002 or 2003 with respect to policies on the lives of executive officers.

This column also:
• Includes the company’s contributions to the Individual Retirement Asset Account (IRAA) for Messrs. Holland, Rutledge and Miller of $1,000 in 2002 and 2003, for Mr. Huey of $950 in 2002 and 2003, and for Ms. Bridger of $856 in 2002 and 2003.

• Includes insurance premiums paid by the company in 2002 with respect to term life insurance for Mr. Holland of $1,084 in 2002 and $1,638 in 2003, Mr. Rutledge of $2,384 in 2002 and $554 in 2003, Mr. Huey of $725 in 2002 and $725 in 2003, and Mr. Miller of $18 in 2002 and $19 in 2003.

(5) Includes above market interest credited on participant’s balances in the deferred compensation plan, including Mr. Holland of $5,454 in 2003, Mr. Rutledge of $ 2,923 in 2002 and $4,575 in 2003, Mr. Miller of $1,479 and $2,565 in 2003, and Mr. Huey of $811 in 2002 and $1,269 in 2003.

Option/SAR Grants in Last Fiscal Year

The following table provides certain information concerning individual grants of stock options made during the last completed fiscal year under the Stock Incentive Plan of 1996 to named executive officers.

	Individual Grants
		Percent Of
		Total
	Number Of	Options/
	Securities	SARs	Exercise
	Underlying	Granted To	Of Base		Grant Date
	Option/SARs	Employees In	Price	Expiration	Present
Name	Granted (#)	Fiscal Year	($/Sh)	Date	Value
(a)	(b)	(c)	(d)	(e)	(3)

J.J. Holland	25,000	26.73%	20.01	1/21/2013	$107,002
R.E. Rutledge	20,000	21.39%	20.01	1/21/2013	$85,602
J.W. Huey	2,000	2.13%	20.01	1/21/2013	$8,560
L.C. Miller	2,000	2.13%	20.01	1/21/2013	$8.560
B.B. Bridger	2,000	2.13%	20.01	1/21/2013	$8,560

(1) The options ordinarily vest in equal installments of one-third each on a date 12, 24 and 36 months following the date of grant. In connection with the proposed Merger all options will become vested.

(2) The exercise price per share is the fair market value of the common stock on the date of grant, based on the closing price of the company’s common stock on the New York Stock Exchange on that date.

(3) “Grant Date Present Value” was calculated by using the Black-Scholes stock option pricing model. The model, as applied, uses the grant date of January 21, 2003 and the fair market value on that date of $20.01 per share, as set forth in the table above. The model also assumes (a) a risk-free rate of return of 2.8% (which was the yield of a U.S. Treasury Strip zero coupon bond with a maturity that approximates the term of the option), (b) a constant dividend yield of 4.5%, based on a quarterly cash dividend rate on company common stock of $.18 per share for the first quarter of 2003 and a cash dividend rate of $.04 per share for the second quarter of 2003, (c) a stock price volatility of 32% (calculated using month-end closing prices of company common stock on the New York Stock Exchange for the period beginning with January 1, 1999 and ending as of the end of the month preceding the grant date, and (d) an exercise date, on average, of 10 years after grant. The company did not adjust the model for non-transferability, risk of forfeiture, or vesting restrictions. The actual value (if any) that an executive officer receives from a stock option will depend upon the amount by which the market price of company common stock exceeds the exercise price of the option on the date of exercise. There can be no assurance that the amount stated as “Grant Date Present Value” will actually be realized.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

The following table sets out the number of exercised and unexercised options and the value of all such in-the-money options held by the named executive officers at December 31, 2003. The company has no Stock Appreciation Rights (SARs) outstanding.

	Shares	2003 Stock	Number of Unexercised		Value of Unexercised
	Acquired On Exercise	Option Exercises Value	Options at December 31, 2003		In-The-Money Options at December 31, 2003 (1)
Name	(#)	Realized (1)	Exercisable	Unexercisable	Exercisable	Unexercisable

J. J. Holland	0	0	80,000	25,000	$0	$49,750
R.E. Rutledge	0	0	50,000	20,000	$0	$39,800
J. W. Huey	0	0	15,000	2,000	$0	$3,980
L. C. Miller	0	0	15,000	2,000	$0	$3,980
B. B. Bridger	0	0	16,000	2,000	$0	$3,980

(1) Reflects the amount by which the fair market value of Butler stock exceeded (in the case of exercised options) or exceeds (in the case of unexercised options) the option price. At December 31, 2003, the company’s stock price was $22.00.

Some of the officers of Butler hold stock options to purchase shares of common stock of Butler. In connection with the proposed Merger, any unvested options will immediately become vested, and all options will be cancelled. If the proposed Merger is completed, each option holder will be paid for each option an amount in cash equal to the product of (A) the difference between $22.50 and the per share exercise price of such option, and (B) the number of shares of Butler common stock covered by such option, less any applicable withholding taxes. The aggregate amount of cash to be paid to management option holders in connection with the Merger is expected to be approximately $162,000, including $62,250 to Mr. Holland, $49,800 to Mr. Rutledge, $4,980 to Mr. Miller, $4,980 to Mr. Huey, and $4,980 to Ms. Bridger.

Long Term Incentive Plan

The Long Term Incentive Plan (LTIP) is designed to reward executive officers by means of cash performance awards and stock options as shareholder value increases. The stock option component of the LTIP provides for options with terms of up to 10 years; any awards under this component of the plan are reflected in the Option/SAR Grant Table. The cash performance portion of the LTIP contemplates three-year performance cycles, with a new cycle commencing at the beginning of each year, the first of which began on January 1, 2001. The performance measure for cash awards is based on total business return, a measure of the creation of economic value in the company’s business.

Generally, total business return is calculated by (i) dividing changes in net operating profit after taxes by the weighted average cost of capital, (ii) adding free cash flow for the three year period, and (iii) dividing the result by beginning investment levels. The levels of total business return required for threshold, target and maximum payments were 25%, 35% and 55%, respectively, for 2003 and are the same levels for each of the performance periods ending in 2004, 2005 and 2006. The following table shows the cash amounts that might be paid under the LTIP with respect to the three-year periods ended December 31, 2004, December 31, 2005 and December 31, 2006 to the chief executive officer and the four most highly compensated officers at the threshold, target and maximum levels. There were no amounts payable under the LTIP with respect to the performance period ending December 31, 2003.

	Performance Period Three Years Ended	Estimated Future Payouts
	December 31,	Threshold	Target	Maximum

John J. Holland	2004, 2005 and 2006	$138,000	$276,000	$552,000
Ronald E. Rutledge	2004, 2005 and 2006	$54,000	$108,000	$216,000
Larry C. Miller	2004, 2005 and 2006	$15,500	$31,000	$62,000
John W. Huey	2004, 2005 and 2006	$15,500	$31,000	$62,000
Barbara B. Bridger	2004, 2005 and 2006	$15,500	$31,000	$62,000

Pension Plan Table

The following table shows estimated annual benefits payable upon retirement at age 65 to salaried employees in the specified compensation and years of service classifications under the company’s Base Retirement Plan and Supplemental Benefit Plan. Average compensation generally means income reported on Federal Income Tax withholding statements each year, including salary, bonus, and other annual compensation but excluding relocation expenses and contributions the company makes to provide benefits under other employee benefit plans.

For credited service prior to September 1, 2003, the average compensation was the employee’s average compensation for the five consecutive calendar years in which compensation was the highest during the participant’s entire completed calendar years of continuous employment through the 2002 calendar year. For credited service after September 1, 2003, the average compensation is the employee’s average compensation for the calendar years subsequent to calendar year 2002. Benefits are calculated on the assumption that the benefits will be payable over the participant’s lifetime and that no survivor benefits (which would reduce the benefit shown) are to be paid. The benefits shown in the table are subject to a deduction for the monthly income value of IRAA benefits and of the cash value or death benefits of split dollar life insurance, if any. Average compensation and years of credited service for the individuals named in the compensation table at December 31, 2003 were: Mr. Holland, $475,629 and 24 years; Mr. Huey, $210,158 and 26 years; Mr. Rutledge, $301,988 and 20 years; Mr. Miller, $257,411 and 24 years; Ms. Bridger, $174,755 and 23 years.

Estimated Annual Pension for Years of Credited Service

Average
Compensation	10	20	30	40

$150,000	$22,500	$44,900	$67,200	$90,500
$200,000	$30,800	$61,400	$92,000	$123,500
$250,000	$39,100	$78,000	$116,800	$156,400
$300,000	$47,400	$94,500	$141,600	$189,400
$350,000	$55,800	$111,100	$166,400	$222,400
$400,000	$64,100	$127,700	$191,200	$255,400
$450,000	$72,400	$144,200	$216,100	$288,300
$500,000	$80,700	$160,800	$240,900	$321,300
$550,000	$89,000	$177,300	$265,700	$354,300
$600,000	$97,300	$193,900	$290,500	$387,300

Supplemental Benefit Plan and Split Dollar Life Insurance Agreements

The company sponsors the Supplemental Benefit Plan, an unfunded and nonqualified ERISA-excess retirement plan. The SBP restores retirement benefits that are not allowed per the qualified plan by Internal Revenue Service (IRS) limitations. The SBP applies the defined benefit formula from the qualified retirement plan to that portion of an employee’s compensation that is in excess of IRS limits.

To offset certain payment obligations under Butler’s Supplemental Benefit Plan, Butler has entered into individual split dollar life insurance agreements with certain of its current and former officers under which Butler has funded the participant’s insurance premiums and has secured its financial interest with collateral assignments on the various life insurance policies. Butler’s aggregate lump sum obligation under the Supplement Benefit Plan upon a change in control event is $6.1 million, which is partially offset in the amount of $2.4 million by various individual split dollar life insurance arrangements resulting in a remaining cash payment obligation of $3.7 million. All of Butler’s obligations to its current officers under the Supplemental Benefit Plan are offset by individual split dollar life insurance agreements. Therefore none of the above described cash payments are due Messrs. Holland, Rutledge, Miller, Huey, or Ms. Bridger.

Per the terms of the Merger Agreement, within 15 days following the Merger transaction, all accrued benefits under the Supplement Retirement Plan become vested and Butler will be obligated to pay to all actively employed, terminated with vested benefits, and retired participants under such plan a lump sum amount equal to the total of the actuarial equivalent of any accrued benefits under the Supplemental Benefit Plan plus an additional amount to cover the incremental income tax of the participant with respective to receipt of such lump sum.

Under the provisions of the Split Dollar Life Insurance Agreements, at or immediately prior to the Shareholder Approval Date, Butler’s interest in the insurance policies will terminate, resulting in an economic benefit to the participants. The amount of benefits resulting from vesting of the Supplemental Benefit Plan and termination of the company’s interest in the split dollar policies to all participants with split dollar arrangements is $3 million, including $933,000 to Mr. Holland, $280,000 to Mr. Rutledge, and $110,000 to Mr. Miller. Mr. Huey and Ms. Bridger are not covered under the Supplemental Benefit Plan and therefore do not have split dollar life insurance agreements.

Deferred Compensation Plan

The company has an executive deferred compensation plan that allows approximately 65 executives to defer up to 25% of their annual salary and up to 100% of any incentive pay. At the participant’s election, amounts deferred are credited with earnings tied to a Bond Yield Index or Stock Composite Index. Participants must defer their compensation until a specified date, their retirement, termination of employment, death or disability or a change in control of the company (as defined) and may elect to take the balance of their deferred cash account at the end of the deferral period in a lump sum or in monthly payments. Messrs. Rutledge and Miller participated in this Plan in 2003.

Per the terms of the proposed Merger Agreement, all the participants in the plan will be eligible for a lump sum cash payment of the balance of the participant’s deferred benefit account to be paid within 15 days of the Merger date. The amount of such lump sum cash payment for all participants as of December 31, 2003 is $5,316,837, including $114,410 to Mr. Holland, $288,285 to Mr. Rutledge, $168,453 to Mr. Miller and $77,369 to Mr. Huey.

Director Compensation

Non-employee directors are paid a retainer of $20,000 per annum (all in Butler common stock under the Director Stock Compensation Plan) and $1,500 for attendance at each board and committee meeting and for attendance in connection with special assignments. Attendance by means of conference telephone is compensated at the rate of $1,000 per meeting. Each non-employee director serving as a Committee Chair receives an additional chair fee of $2,000 per year. Under the Director Deferred Fee Plan, non-employee directors may defer all or a portion of fees earned, which deferrals are converted into units equivalent to the value of company common stock. Such units are adjusted to reflect dividends and, upon the director’s termination, death or disability, accumulated deferrals are distributed in the form of company common stock. Travel allowances are provided where appropriate.

Per the terms of the proposed Merger Agreement, the directors who have elected to defer fees earned for serving as a director of Butler will receive a lump sum cash distribution equal to the number of units in their respective account multiplied by $22.50. As of December 31, 2003, the units available for distribution totaled 20,311, including 6,581 units to K. Dane Brooksher, 3,458 units to Gary Christensen, 3,554 units to Susan F. Davis, 980 units to retired director Robert J. Novello, 2,281 units to Gary L. Tapella, and 3,458 units to William D. Zollars.

Mark A. McCollum, a director of Butler, holds stock options to purchase shares of common stock of Butler. In connection with the proposed Merger, any unvested options will immediately become vested, and all options will be cancelled. If the proposed Merger is completed, Mr. McCollum will be paid for his option an amount in cash equal to the product of (A) the difference between $22.50 and the per share exercise price of such option, and (B) the number of shares of Butler common stock covered by such option, less any applicable withholding taxes. The amount of cash paid to Mr. McCollum is expected to be $9,920.

The company provides $50,000 of accidental death and term life insurance for each non-employee director while the director serves as such and thereafter for those who have served more than ten years. Directors who are employees of the company receive no director compensation.

Change of Control Employment Agreements

The company had entered Change of Control Employment Agreements with Messrs. Holland, Rutledge, Huey, Miller, and Ms. Bridger. Prior to their amendment described below the agreements provided that (i) upon a change of control (as defined in the agreements), the executive would be entitled to receive until the third anniversary of the change in control a base salary, annual cash bonuses and other fringe benefits at the highest levels provided to the executive during certain periods immediately preceding the change in control; (ii) upon a termination of the executive other than for cause, or upon the executive’s resignation for good reason (as defined) or resignation during a thirty (30) day period following the first anniversary of the change of control, the executive would be entitled to receive a lump sum cash payment consisting of (a) the executive’s base salary through the date of termination, (b) a proportionate bonus based upon the executive’s annual bonus for the last three fiscal years, (c) three times the sum of the base salary plus bonus the executive is entitled to under the agreement, (d) other accrued obligations, and (e) the difference between the actuarial equivalent of the retirement benefit the executive would receive if he remained employed for the employment period and the actuarial equivalent of the executive’s actual retirement benefit; and (iii) for the remainder of the employment period, the executive would be entitled to continued employee welfare benefits, including life and family health insurance. If any payment to the executive, whether pursuant to the Agreement or otherwise, would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, then the executive would be entitled to receive an additional payment equal to the excise tax and other taxes with respect thereto. The Agreements continued for a three-year term with provision for automatic renewal. Benefits were to be provided subsequent to the expiration of the Agreement if a change of control occurs during the initial or any renewal term.

In connection with the proposed Merger, BlueScope required that prior to the signing of the Merger Agreement, Butler and the executives enter into new agreements canceling their Change of Control Employment Agreements and containing new non-competition and other restrictive covenants by the executives. BlueScope further required that all payments to be made to the executives in connection with such cancellations and restrictive covenants be fully paid and discharged by Butler prior to the closing of the Merger. In exchange for such cancellations and restrictive covenants, Butler agreed to make the cash payments to the executives set forth below prior to the closing of the Merger and to provide them with health and welfare benefits for a period of three years following the closing of the Merger.

Under the new agreements, each executive will receive cancellation payments and payment in consideration for the restrictive covenants in his or her agreement in the following amounts:

		Restrictive Covenants
Executive	Cancellation Payment	Payment

John J. Holland	$431,878	$1,200,000
Ronald E. Rutledge	525,302	740,000
John W. Huey	429,948	360,000
Larry C. Miller	439,965	490,000
Barbara B. Bridger	346,623	330,000

In the event the merger transaction is not consummated prior to August 1, 2004 the new agreements will be cancelled and the Change of Control Employment Agreements will be reinstated.

Restricted Stock Bonus Program

The company has a Restricted Stock Bonus Program that allows approximately 12 senior executives, including Messrs. Holland, Rutledge, Miller and Huey and Ms. Bridger to elect to receive up to 50% of their annual bonus in the company’s common stock (“Bonus Stock”). If the eligible executive makes such an election, the company will match the Bonus Stock at a 50% rate (“Match Stock”). The Match Stock is restricted and not transferable for 3 years. If the Executive’s employment is terminated prior to the end of 3 years (other than due to retirement, disability, or a change of control of the company), or if the Executive transfers his or her Bonus Stock during the 3-year period, the Match Stock will be forfeited. The principal purpose of the Program is to increase share ownership among senior executives and encourage close identity of interests among them and shareholders.

Some of the officers of Butler have been awarded bonuses in the form of restricted stock of Butler. Per the terms of the proposed Merger Agreement, any restrictions and provisions for forfeiture on this restricted stock will automatically expire and lapse and all such restricted stock will immediately be fully vested at the time the transaction closes. The amount of restricted stock currently held by officers is approximately 11,817 shares, including 1,128 by Mr. Holland, 564 by Mr. Rutledge, 64 by Mr. Miller, and 66 by Ms. Bridger.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership of Butler common stock by all present directors and the executive officers who are listed in the Summary Compensation Table, and by all directors and executive officers as a group as of January 31, 2004. Except as indicated, no director or executive officer beneficially owns as much as one percent of all outstanding Butler common stock. The table also sets forth the number of shares beneficially owned and the percentage ownership of Butler common stock by each other person believed by the company to own beneficially as much as five percent of the total outstanding shares of Butler common stock, based on shares outstanding as of December 31, 2003.

	Amount and Nature	Percent of
	of Beneficial	Common Stock
Stockholder	Ownership +	Owned

Barbara B. Bridger (a)	3,238	*
K. Dane Brooksher (b)(g)	6,166	*
Gary M. Christensen (b)(g)	5,255	*
Susan F. Davis (b)(g)	5,811	*
C. L. William Haw (g)	27,696	*
John J. Holland (c)	26,119	*
John W. Huey (d)	6,295	*
Mark A. McCollum (g)	5,156	*
Larry C. Miller (e)	18,788	*

Ronald E. Rutledge (f)	67,261	1.06%
Gary L. Tapella (b)(g)	7,439	*
William D. Zollars (b)(g)	4,205	*
All Directors and Executive Officers as a Group of 20 (b)(h)	260,569	4.10%
Trustee of Butler Manufacturing Company Individual Retirement Asset Account (IRAA) (i)	592,496	9.40%
Dimensional Fund Advisors, Inc. (j)	366,440	5.79%
Wachovia Corporation (k)	413,456	6.53%
Artisan Partners Limited Partnership (l)	494,400	7.80%
Third Avenue Management LLC (m)	375,800	5.90%

*	Less than one percent of the outstanding shares of Butler common stock.

+	For purposes of the table, except as otherwise indicated, a person is deemed to be a beneficial owner of shares of Butler common stock if the person has or shares the power to vote or dispose of them, or if the person has the right to acquire such power within 60 days through the exercise of a stock option or otherwise (“stock acquisition rights”).

Except as otherwise indicated, the address of each person listed in the table is c/o Butler Manufacturing Company, 1540 Genessee, Kansas City, Missouri 64102.

Unless otherwise indicated, each person has sole voting and investment power over the shares listed under “Amount and Nature of Beneficial Ownership” above. Percentage of ownership is calculated on the basis of 6,334,382 shares of Butler common stock outstanding at January 31, 2004, plus the number of shares subject to stock acquisition rights for those persons and groups holding such rights. The stockholders disclaim beneficial ownership in the shares described in the footnotes as being “held by” or “held for the benefit of” other persons.

(a) Includes 1,667 shares subject to exercisable stock options, 1,292 shares in Ms. Bridger’s IRAA account and 83 shares in her Butler Employee Savings Trust (BEST) 401(k) account.

(b) Does not include phantom stock units allocated to the Directors Deferred Benefit Account under the Director Deferred Fee Plan. At January 31, 2004, the following directors had accumulated phantom stock unit balances as follows: Mr. Brooksher – 6,581 units; Mr. Christensen – 3,690 units; Ms. Davis – 3,554 units; Mr. Tapella – 2,281 units; and Mr. Zollars – 3,690 units.

(c) Includes 8,334 shares subject to exercisable stock options, 3,471 shares in Mr. Holland’s IRAA account and 4,730 shares in his BEST 401(k) account.

(d) Includes 667 shares subject to exercisable stock options, 2,879 shares in Mr. Huey’s IRAA account and 93 shares in his BEST 401(k) account.

(e) Includes 667 shares subject to exercisable stock options, 1,626 shares in Mr. Miller’s IRAA account and 170 shares in his BEST 401(k) account.

(f) Includes 46,667 shares subject to exercisable stock options, 2,182 shares in Mr. Rutledge’s IRAA account and 175 shares in his BEST 401(k) account.

(g) Includes 4,000 shares subject to exercisable stock options.

(h) Includes 81,171 shares subject to exercisable stock options, 18,262 shares in officers’ IRAA accounts and 7,893 shares in officers’ BEST 401(k) accounts.

(i) All of the shares are held for the benefit of Plan participants. Under the Plan, UMB Bank, N.A., as trustee, passes on to participants voting and permitted reinvestment decisions as to allocated shares. The Plan’s address is 1540 Genessee (P. O. Box 419917), Kansas City, Missouri, 64102.

(j) Dimensional Fund Advisors (“DMA”) is an investment advisor to four investment companies and investment manager to certain other commingled group trusts and separate accounts, all of which it refers to as “Funds.” DMA reports that it possesses sole voting and/or investment power with respect to 366,440 shares, all of which it reports are owned by the Funds. DMA disclaims beneficial ownership of all of such shares. All information relating to DMA (other than the percentage ownership) is as of December 31, 2003 and based on its report on Schedule 13G filed on February 6, 2004. DMA’s address is 1299 Ocean Avenue, 11th floor, Santa Monica, CA 90401.

(k) Wachovia Corporation (“Wachovia”) is the parent holding company of Wachovia Securities Inc., Evergreen Investment Management Company, and Wachovia Bank, N.A. Wachovia reports that Wachovia Securities and Evergreen Investment Management Company are investment advisors for mutual funds and/or other clients, and that it possesses the sole power to dispose or direct the disposition of 413,456 shares, 412,756 shares of which it possesses the sole power to vote or direct the vote. Wachovia’s address is One Wachovia Center, Charlotte, North Carolina 28288. All information relating to Wachovia (other than the percentage ownership) is as of December 31, 2003 and based on its report on Schedule 13G filed on February 10, 2004.

(l) Artisan Partners is an investment adviser registered under section 203 of the Investment Advisers Act of 1940; Artisan Corp. is the general partner of Artisan Partners; Andrew A. Ziegler and Carlene Murphy Ziegler are the principal stockholders of Artisan Corp. Artisan Partners reports that it has shared power to vote or to direct the vote and shared power to dispose or to direct the disposition of 494,400 shares. All information (other than the percentage ownership) is as of December 31, 2003 and based on its report on Schedule 13G filed on January 23, 2004.

(m) Third Avenue Management LLC (“Third Avenue”) reports it is an Investment Advisor registered under the Investment Advisors Act of 1940. Third Avenue reports that it possesses solve voting power and sole power to dispose or direct the disposition of 375,800 shares. Third Avenue’s address is 662 Third Avenue, 32nd Floor, New York, NY 11017-6715. All information related to Third Avenue (other than the percentage ownership) is as of December 31, 2003 and based on its report on Schedule 13G filed January 20, 2004.

	Number of shares to be	Weighted average of	Number of shares remaining available
	issued upon exercise of	exercise price of	for future issuance under equity
	outstanding options,	outstanding options,	compensation plans (excluding shares
	warrants, and rights	warrants and rights	reflected in column a (1))

	a	b	c
Equity compensation plans approved by shareholdeers	440,500	$24.70	481,710
Equity compensation plans not approved by shareholdeers	0	$0.00	0

Total	440,500	$24.70	481,710

(1) Of these shares, as of December 31, 2003, an aggregate of 22,379 shares may be issued as restricted stock bonus “match” shares under the Stock Incentive Plan of 1996.

Item 13. Certain Relationships and Related Transactions

None

Item 14. Principal Accountant Fees and Services

Set forth below are the aggregate fees billed the company by its principal accountant, KPMG, LLP, for the years ended December 31, 2003 and 2002 for (i) professional services rendered for the audit of the company’s annual financial statements and the reviews of the financial statements included in the company’s reports on Form 10-Q during such fiscal year (“Audit Fees”), (ii) assurance and related services that are reasonably related to the performance of the audit or review of the company financial statements but are not included in Audit Fees (“Audit Related-Fees”), including employee benefit plan audits and Sarbanes Oxley compliance work, (iii) professional services rendered for tax compliance, tax advice or tax planning including expatriate tax assistance (“Tax Fees”) and (iv) other products and services (“Other Fees”).

The Audit Committee has considered whether the provision of such services is compatible with maintaining the independence of KPMG, LLP. The Audit Committee has the sole right to engage and terminate the company’s independent auditor, to pre-approve the performance of audit services and permitted non-audit services and to approve all audit and non-audit fees. The Audit Committee has empowered its chairman to act on the committee’s behalf between meetings to approve permitted non-audit services; the chairman must report any such services to the Audit Committee at its next scheduled meeting.

Fees Paid to KPMG as Principal Accountant

Dollar in thousands	2003	2002

Audit fees	$339	$238
Audit related fees	169	45
Tax fees	44	69
Others fees	—	—

Total	$552	$352

Prior to May 16, 2002, the company’s principal, independent accountant was Arthur Andersen, LLP. Upon the Audit Committee’s recommendation, the Board of Directors approved their dismissal; see the note at Part II, Item 9 of this report. The company paid Arthur Andersen, LLP a total of $181,000 for services rendered prior to their dismissal, per the following categories, Audit Fees $56,000, Tax Fees $89,000 and Other Fees $36,000.

None of the fees paid KPMG LLP in 2003 and 2002 were paid for services approved by the Audit Committee pursuant to the deminimus provisions of paragraph (c)(7)(i)(c) of Rule 2-01 of Regulation S-X.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are included as part of this report:

     (1) Financial Statements:

•	“Reports of Independent Public Accountants” for the three-year period ended December 31, 2003.

•	Consolidated Balance Sheets as of December 31, 2003 and 2002.

•	Consolidated Statements of Earnings and Retained Earnings for years Ended December 31, 2003, 2002, and 2001.

•	Consolidated Statements of Comprehensive Income for years ended December 31, 2003, 2002, and 2001.

•	Consolidated Statements of Cash Flows for years ended December 31, 2003, 2002, and 2001.

•	Notes to Consolidated Financial Statements.

     (2) Financial Statement Schedules:

•	Auditors’ Reports on Financial Statement and Schedule II, Valuation and Qualifying Accounts.

•	All other schedules are omitted because they are not applicable or the information is contained in the consolidated financial statements or notes thereto.

     (3) Exhibits:

2.1	Agreement and Plan of Merger by and among BlueScope Steel Limited, BSL Acquisition Corporation and Butler Manufacturing Company, dated as of February 15, 2004, (incorporated by reference to Exhibit 99.1 to the company’s report on Form 8-K dated February 17, 2004).

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the company’s form 10-Q for the quarter ended, March 31, 1996).

3.2	Bylaws of Butler Manufacturing Company as amended effective November 27, 2001 (incorporated by reference to Exhibit 3.2 of the company’s 2001 Form 10-K).

3.11	Certificate of Designation of SERIES A, CLASS, 1 PREFERRED STOCK of BUTLER MANUFACTURING COMPANY (Pursuant to Section 151 of the Delaware General Corporation Law), filed September 23, 1999, pursuant to Rights Agreement appended as Exhibit 4.3.

4.1	Note Agreement between the company and four Insurance Companies dated as of June 1, 1994 (incorporated by reference to Exhibit 4 of the company’s Form 10-Q for the quarter ended June 30, 1994).

4.1.1	First Amendment to the June 1, 1994 Note Agreement between the company and four Insurance Companies dated February 28, 2003 (incorporated by reference to Exhibit 4.1.1 of the company’s 2002 Form 10-K).

4.2	Note Agreement between the company and an Insurance Company dated as of March 1, 1998 (incorporated by reference to Exhibit 4 of the company’s Form 10-Q for the quarter ended March 31, 1998).

4.2.1	First Amendment to the March 1, 1998 Note Agreement between the company and Insurance Companies dated February 28, 2003 (incorporated by reference to Exhibit 4.2.1 of the company’s 2002 Form 10-K).

4.3.1	Rights Agreement dated September 16, 1998, between Butler Manufacturing Company and UMB Bank, N.A., which includes the form of Rights as Exhibit C (incorporated by reference to Exhibit 1.1 to the company’s Form 8-A filed September 23, 1999).

4.3.2	Amendment No. 1, dated February 15, 2004, to the Rights Agreement, dated September 16, 1998, between Butler Manufacturing Company and UMB Bank, N.A., as rights agent (incorporated by referred to Exhibit 99.2 to the company’s report on Form 8-K dated February 17, 2004).

4.4	Note Agreement between the company and Insurance Companies dated as of June 20, 2001 (incorporated by reference to Exhibit 4.2 of the company’s Form 10-Q for the quarter ended June 30, 2001).

4.4.1	First Amendment to the June 20, 2001 Note Agreement between the company and Insurance Companies dated February 28, 2003 (incorporated by reference to Exhibit 4.4.1 of the company’s 2002 Form 10-K).

4.5	Credit Agreement between the company and its banks dated June 20, 2001 (incorporated by reference to Exhibit 4.1 of the company’s Form 10-Q for the quarter ended June 30, 2001).

4.5.1	Second Amendment to the credit agreement between the company and its banks dated December 17, 2002 (incorporated by reference to Exhibit 4.1.1 of the company’s 8-K issued on December 19, 2002)

4.5.2	Third Amendment to the credit agreement between the company and its banks dated February 28, 2003 (incorporated by reference to Exhibit 4.5.2 of the company’s 2002 Form 10-K).

4.6	Security Agreement between the company and the banks and note holders dated February 28, 2003 (incorporated by reference to Exhibit 4.6 of the company’s 2002 Form 10-K).

4.7	Intercreditor and Collateral Agency Agreement between the company its banks and note holders dated February 28, 2003 (incorporated by reference to Exhibit 4.7 of the company’s 2002 Form 10-K).

4.8	*Noteholder Amendment Agreement dated as of December 30, 2003, by and between Butler Manufacturing Company and the holders of the 1994, 1998 and 2001 Note Agreements.

4.9	*Noteholder acknowledgement agreement between the company and its note holders dated February 15, 2004.

4.10	*Payout Arrangements Agreement by and among BlueScope Steel Limited, BSL Acquisition Corporation, the company, and the company’s note holders dated as of February 15, 2004.

5.1	Notice of a Minnesota District court’s judgment awarded the company on October 15, 2002, pertaining to its suit with Louisiana-Pacific Corporate and its Innerseal siding product (incorporated by reference to Exhibit 5 of the company’s 8-K issued on October 17, 2002).

5.2	Notice of a Minnesota District court’s final judgment awarded the company on January 27, 2003 pertaining to its suit with Louisiana-Pacific Corporation and its Innerseal siding product (incorporated by reference to Exhibit 5 of the company’s 8-K issued on January 30, 2003).

10.1	+Butler Manufacturing Company Executive Deferred Compensation Plan as amended (incorporated by reference to Exhibit 4 in the company’s Registration statement on Form S-8 filed December 20, 2000 (File No. 333-52338).

10.2	+Butler Manufacturing Company Stock Incentive Plan for 1987, as amended (incorporated by reference to Exhibit 10.1 to the company’s Form 10-K for the year ended December 31, 1990).

10.3	+Butler Manufacturing Company Stock Incentive Plan of 1979, as amended (incorporated by reference to Exhibit 10.2 to the company’s Form 10-K for the year ended December 31, 1990).

10.4	+Form of Change of Control Employment Agreements, as amended, between the company and each of five executive officers (incorporated by reference to Exhibit 10.3 to the company’s Form 10-K for the year ended December 31, 1990).

10.5	+Copy of Butler Manufacturing Company Supplemental Benefit Plan as amended and restated (incorporated by reference to Exhibit 10.5 to the company’s Form 10-K for the year ended December 31, 1994).

10.6.1	+Form of Butler Manufacturing Company Split Dollar Life Insurance Agreement (Collateral Assignment Method; Bonus Arrangement) entered into between the company and certain executive officers (incorporated by reference to Exhibit 10.6 to the company’s Form 10-K for the year ended December 31, 1994).

10.6.2	+Form of Butler Manufacturing Company Split Dollar Life Insurance Agreement (Collateral Assignment Method; Roll Out Arrangement) entered into between the company and certain executive officers (incorporated by reference to Exhibit 10.7 to the company’s Form 10-K for the year ended December 31, 1994).

10.7	+Butler Manufacturing Company Stock Incentive Plan of 1996 (incorporated by reference to Exhibit 4(a) to the company’s Registration Statement Number 333-02557 on S-8 filed April 17, 1996).

10.9	+Butler Manufacturing Company Director Stock Compensation Program, as amended June 20, 2000 (incorporated by reference to Exhibit 10.9 to the company’s December 31, 2000 Form 10-K).

10.10	+Butler Manufacturing Company Restricted Stock Compensation Program of 1996 (incorporated by reference Exhibit 10.10 to the company’s December 31, 1997 Form 10-K).

10.11	+Form of Butler Manufacturing Company Split Dollar Life Insurance Agreement (Collateral Assignment Agreement; Roll Out Arrangement) entered into between the company and certain executive officers for the year ended December 31, 2000 (incorporated by reference to Exhibit 10.11 to the company’s December 31, 2000 Form 10-K).

10.12	+Butler Manufacturing Company Director Deferred Fee Plan Dated July 1, 2000 (incorporated by reference to Exhibit 10.12 to the company’s December 31, 2000 Form 10-K).

10.13	+Summary of Butler Manufacturing Company’s Long Term Incentive Plan (incorporated by reference to Exhibit 13.1 to the company’s December 31, 2002 Form 10-K).

18.0	Accountants Preferability Letter dated August 9, 2001 and incorporated by reference to Exhibit 18 to the company’s June 30, 2001 10-Q).

21.1	Set forth below is a list as of January 28, 2004 of subsidiaries of the company and their respective jurisdictions of incorporation. Subsidiaries not listed, when considered in the aggregate as a single subsidiary, do not constitute a significant subsidiary.

Jurisdiction of
Subsidiary	Incorporation
Butler Export, Inc.	Barbados
BMC Real Estate, Inc.	Delaware
BUCON, Inc.	Delaware
Butler Pacific, Inc.	Delaware
Butler Real Estate, Inc.	Delaware
Butler, S.A. de C.V.	Mexico
Butler (Shanghai) Inc.	China
Butler (Tianjin) Inc.	China
Global BMC (Mauritius) Holdings Ltd.	Mauritius
Butler Holdings, Inc.	Delaware
Comercial Butler Limitada	Chile
Lester’s of Minnesota, Inc.	Minnesota
Lester Buildings, Inc.	Delaware
Liberty Building Systems, Inc.	Delaware
Moduline Windows, Inc.	Wisconsin
Butler Manufacturas, S. de R.L. de C.V.	Mexico
Butler de Mexico, S. de R.L. de C.V.	Mexico

23.1	*Consent of KPMG LLP

24.1	*Power of Attorney to sign this Report by each director.

31.1	*Section 302 Certification of John J. Holland — Chairman and Chief Executive Officer.

31.2	*Section 302 Certification of Larry C. Miller — Vice President — Finance and Chief Financial Officer.

32.1	**Section 906 Certification of John J. Holland — Chairman and Chief Executive Officer.

32.2	**Section 906 Certification of Larry C. Miller — Vice President — Finance and Chief Financial Officer.

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensatory plan or arrangement.

(b) The company has filed several reports on Form 8-K since the end of the third quarter ended September 30, 2003.

•	Form 8-K dated November 3, 2003 referenced Third Quarter Results under Items 7 and 12.

•	Form 8-K dated November 25, 2003 referenced Termination of Lester sale under Item 5.

•	Form 8-K dated January 2, 2004 referenced Payment Deferral Agreement under Item 9.

•	Form 8-K dated February 17, 2004 referenced Fourth Quarter Results under Items 7 and 12.

•	Form 8-K dated February 17, 2004 referenced Plan of Merger with BlueScope Steel under Items 5 and 7.

•	Form 8-K dated February 20, 2004 referenced Favorable Court Ruling Received in Louisiana Pacific Case under Item 5.

* * * * * *

The calculation of the aggregate market value the company’s Common Stock held by non-affiliates shown on the front of the cover page assumes that directors are affiliates. Such assumption does not reflect a belief by the company or any director that any director is an affiliate of the company.

SCHEDULE II
BUTLER MANUFACTURING COMPANY AND SUBSIDIARIES
Valuation and Qualifying Accounts
(Thousands of Dollars)

	Balance at	Charged					Balance
	beginning	to			Less:		at end
Description	of year	earnings		Other	Deductions		of year

				A
Allowance for Losses on Accounts Receivable
2003	$7,496	$1,226		$(2,277)	$1,705		$4,740
2002	$7,138	$3,286		$(1,213)	$1,715		$7,496
2001	$5,130	$3,768		$(196)	$1,564		$7,138
Restructuring Reserve
2003	$1,525	$63		$(668)	$821	C	$99
2002	$2,105	$1,367	B	$—	$1,947	C	$1,525
2001	$—	$3,854	B	$—	$1,749	C	$2,105

A	Includes reclasses, transfers, and/or recoveries of reserve balances. During 2003, the International Building Systems Segment recovered a large receivable, and transferred reserves to a long term accounts receivable reserve. There was a recovery of a large receivable in the Construction Services segment in 2002.

B	Represents the Butler Europe accrual of restructuring reserves for employee separation and termination costs, legal costs, and other related costs to dispose of the business. An additional amount was accrued in 2002 for Separation, termination, and legal costs association with the dissolution of the European building business.

C	Represents the utilization of the Butler Europe restructuring reserve in 2001 and 2002.